Form 10-Q
period 2021-03-31
Rice Acquisition Corp. II
filed 2021-07-30
CIK 1845437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

RICE ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40503	98-1580612
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

102 East Main Street, Second Story Carnegie, Pennsylvania	15106
(Address of principal executive offices)	(Zip Code)

(713) 446-6259

Registrant’s telephone number, including area code:

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary shares, par value $0.0001, and one-fourth of one redeemable warrant	RONI U	The New York Stock Exchange
Class A ordinary shares, par value $.0001 per share	RONI	The New York Stock Exchange
Warrants, exercisable for one Class A ordinary share at an exercise price of $11.50	RONI WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of July 30, 2021, 34,502,500 shares of Class A ordinary shares, par value $0.0001 per share, and 8,6250,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RICE ACQUISITION CORP. II

Form 10-Q

For the Quarter Ended March 31, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheet as of March 31, 2021 (Unaudited)	1

	Condensed Consolidated Statement Operations for the period from February 2, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the period from February 2, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Consolidated Statement of Cash Flows for period from February 2,2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2021

Assets:
Deferred offering cost in connection with the initial public offering	$313,492
Total Assets	$313,492

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$12,000
Accrued expenses	184,288
Note payable - related party	126,492
Total current liabilities	322,780

Commitments and Contingencies

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,500 shares issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)(2)	863
Additional paid-in capital	24,137
Accumulated deficit	(33,931)
Total Rice Acquisition Corp II equity	(8,931)
Non-controlling interest in subsidiary	(357)
Total shareholders’ equity	(9,288)
Total Liabilities and Shareholders’ Equity	$313,492

(1)	This number includes up to 1,127,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment on June 16, 2021; thus, these 1,127,500 Class B ordinary shares were no longer subject to forfeiture (see Note 4).

(2)	In June 2021, the Company (as defined below) effected a dividend resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(UNAUDITED)

General and administrative expenses	$35,288
Net loss	(35,288)
Net loss attributable to non-controlling interest in subsidiary	(1,357)
Net loss attributable to Rice Acquisition Corp. II	$(33,931)

Weighted average shares outstanding of Class A ordinary shares	2,500
Basic and diluted net income per share, Class A ordinary shares	$0.00
Weighted average shares outstanding of Class B ordinary shares(1)(2)	7,497,500
Basic and diluted net loss per share, Class B ordinary shares	$0.00

(1)	This number excludes up to 1,127,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment on June 16, 2021; thus, these 1,127,500 Class B ordinary shares were no longer subject to forfeiture (see Note 4).

(2)	In June 2021, the Company effected a dividend resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Shareholders’
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	Subsidiary	Equity
Balance - February 2, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B ordinary shares to Sponsor	2,500	-	8,625,000	863	24,137	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(33,931)	(1,357)	(35,288)
Balance - March 31, 2021 (unaudited)	2,500	$-	8,625,000	$863	$24,137	$(33,931)	$(357)	$(9,288)

(1)	This number includes up to 1,127,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment on June 16, 2021; thus, these 1,127,500 Class B ordinary shares were no longer subject to forfeiture (see Note 4).
(2)	In June 2021, the Company effected a dividend resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(35,288)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	26,000
Changes in operating assets and liabilities:
Accrued expenses	9,288
Net cash used in operating activities	-

Net change in cash	-
Cash - beginning of the period	-
Cash - end of the period	$-

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$12,000
Offering costs included in accrued expenses	$175,000
Offering costs paid by related party under promissory note	$126,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Organization and General

Rice Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. As used herein, “the Company” refers to Rice Acquisition Corp. II and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings II LLC (“OpCo”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Rice Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 15, 2021. On June 18, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 4,500,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.1 million, of which approximately $11.7 million and approximately $593,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to the derivative warrant liabilities, respectively.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.9 million (see Note 4). Each Private Placement Warrant is exercisable to purchase one of the Company’s Class A ordinary shares or one Class A Unit of OpCo together with a corresponding non-economic Class B ordinary share of the Company.

Following the Initial Public Offering, the Public Shareholders (as defined below) will hold a direct economic equity ownership interest in the Company in the form of Class A ordinary shares, and an indirect ownership interest in Opco through the Company’s ownership of Class A Units of Opco. By contrast, the holders of our Founder Shares and Sponsor Shares (each as defined below in Note 4), including our officers and directors to the extent they hold such shares (the “Initial Shareholders”) will own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in the Company in the form of Class B ordinary shares, as well as a small direct interest through the Sponsor Shares (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345,026,000 of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or June 18, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes of the Company or Opco, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares and Class A Units of Opco (other than those held by the Company), which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, the Sponsor, and the Company’s officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame).

Liquidity and Going Concern

As of March 31, 2021, the Company has no cash in its operating bank account and working capital deficit of approximately $323,000.

The Company’s liquidity needs through March 31, 2021 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4). The Company fully repaid the Note balance upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $4.2 million from the Private Placement held outside of the Trust Account, which will be utilized for operating expenses going forward. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from February 2, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on June 24, 2021 and June 17, 2021, respectively.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”), registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of Consolidation and Financial Statement Presentation

The condensed consolidated financial statements includes the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of March 31, 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of shareholders’ equity.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred offering costs associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net loss per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss attributable to the controlling interest by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average Class B ordinary shares at March 31, 2021 were reduced for the effect of an aggregate of 1,127,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 2, 2021 (inception) through March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently assessing the impact of electing this standard on its consolidated financial statements and related disclosures and does not expect the impact to be material.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Initial Public Offering

On June 18, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, which included the full exercise of the underwriters’ option to purchase an additional 4,500,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.1 million, of which approximately $11.7 million and approximately $593,000 was for deferred underwriting commissions and offering costs allocated to the derivative warrant liabilities, respectively. Of the 34,500,000 Units sold, affiliates of Rice Investment Group had purchased 1,010,000 Units (the “Affiliated Units”) at the Initial Public Offering price. The underwriters did not receive any underwriting discounts or commissions on the 1,010,000 Affiliated Units.

Each Unit consists of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4. Related Party Transactions

Founder Shares and Sponsor Shares

On February 10, 2021, the Sponsor received 7,187,500 Class B Units of Opco for no consideration and purchased 7,187,600 of the Company’s Class B ordinary shares, par value $0.0001, 2,500 of the Company’s Class A ordinary shares and 100 Class A Units of Opco for aggregate consideration of $26,000. Of the aggregate consideration, Opco received $1,000 for the Class A Units and the Company received $25,000 for the Class A ordinary shares and the Class B ordinary shares. The Company then subscribed for 2,500 Class A Units of Opco for $25,000.

In June 2021, the Sponsor forfeited 90,000 Class B Units of Opco, and 30,000 Class B Units of Opco were issued to each of the Company’s independent director nominees. The Sponsor transferred a corresponding number of shares of the Company’s Class B ordinary shares to the Company’s independent director nominees. In June 2021, the Company effected a dividend, and Opco effected a distribution, resulting in an aggregate of 8,625,000 Class B ordinary shares and 8,624,900 Class B Units of Opco outstanding, of which the Sponsor owned 8,535,000 of the Company’s Class B ordinary shares and 8,534,900 Class B Units of Opco.

The Sponsor agreed to forfeit up to 1,127,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 16, 2021; thus, these 1,127,500 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

The Company refers to the 8,624,900 Class B ordinary shares and corresponding number of Class B Units of Opco (or the Class A Units of Opco into which such Class B Units will convert) collectively as the “Founder Shares”. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of Class B ordinary shares, which together will be exchangeable for shares of the Company’s Class A ordinary shares after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. The Company refers to the 2,500 Class A ordinary shares and the 100 Class A Units of Opco and a corresponding number of shares of the Company’s non-economic Class B ordinary shares (which together will be exchangeable into Class A ordinary shares after the initial Business Combination on a one-for-one basis) collectively as the “Sponsor Shares”.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class B Units of Opco will convert into Class A Units of Opco in connection with the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of Class B ordinary shares, which together will be exchangeable for Class A ordinary shares after the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination, the number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon exchange of all Founder Shares will equal, in the aggregate, on an as-exchanged basis, 20% of the sum of the total outstanding shares of the Company’s ordinary shares upon completion of the Initial Public Offering, plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding the forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and excluding the Sponsor Shares). In addition, the number of outstanding Class B ordinary shares will be adjusted through a stock split or stock dividend so that the total number of outstanding Class B ordinary shares corresponds to the total number of Class A Units of Opco outstanding (other than those held by the Company) plus the total number of Class A Units Opco into which the Class B Units of Opco are entitled to convert.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares held by them (and any Class A ordinary shares acquired upon exchange of Founder Shares) until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.9 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 31, 2021, the Company borrowed approximately $126,000 under the Note. The Note is still outstanding and is due on demand.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of March 31, 2021.

Note 5. Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment on June 16, 2021.

The underwriters did not earn any commissions on the 1,010,000 Affiliated Units. The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $6.7 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $11.7 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6. Shareholder’s Equity

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 there were no Class A shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of February 10,2021, 8,625,000 Class B ordinary shares outstanding, up to 1,127,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of March 31, 2021 there were 8,625,000 ordinary shares issued and outstanding with 1,127,500 shares subject to forfeiture. The underwriters fully exercised the over-allotment on June 16, 2021; thus, these 1,127,500 Class B ordinary shares were no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A and Class B Units of Opco — For each Class B ordinary share there is a corresponding Class A or Class B Unit of Opco. In connection with an initial business combination, or in certain circumstances described in the Opco LLC Agreement, at specified times after, the Class B Units of Opco are expected to convert into Class A Units of Opco on a one-for-one basis, subject to adjustment. The Class A Units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for cash or into the Company’s Class A ordinary shares after the time of an initial business combination on a one-for-one basis. The Company’s Class B ordinary shares comprising the Founder Shares and Sponsor Shares cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. As of March 31, 2021, there were 2,600 Class A Units of Opco issued and outstanding and 7,187,500 Class B Units of Opco issued and outstanding. In June 2021, Opco effected a distribution, resulting in an aggregate of 8,624,900 Class B Units of Opco issued and outstanding.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Derivative Warrant Liabilities

As of March 31, 2021, the Company had no warrants outstanding. In connection with the Initial Public Offering and Private Placement, 8,625,000 and 10,900,000 Public Warrants and Private Placement Warrants, respectively, were issued.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

Redemption of warrants for cash:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company calls the warrants for redemption for cash as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of warrants for Class A ordinary shares:

Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for Class A ordinary shares (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price equal to a number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if and only if, the last sale price of a Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The “fair market value” of a Class A ordinary share shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants.

The Private Placement Warrants shall be identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its respective permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis, pursuant to subsection 3.3.1(c) of that certain Warrant Agreement, dated June 15, 2021, between Continental Stock Transfer & Trust Company, the Company and Opco (the “Warrant Agreement”), (ii) will terminate as of the close initial Business Combination if any holder, other than the Company (or any of its subsidiaries), of the Class A Units of Opco associated with such Opco Warrant Rights (as defined in the Warrant Agreement) continues to hold any Class A Units of Opco (or of any successor to Opco) immediately after the close of the initial Business Combination, in which case the associated Opco Warrant Rights will not terminate, (iii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, and (iv) shall not be redeemable by the Company for cash pursuant to Section 6.1 of the Warrant Agreement; provided, however, that in the case of (iii), the Private Placement Warrants and any Class A ordinary shares held by the Sponsor or any of its respective permitted transferees and issued upon exercise of the Private Placement Warrants or upon exchange of any Class A Units of Opco issued upon exercise of any warrants of Opco may be transferred by the holders. None of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

Rice Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. As used herein, “the Company” refers to Rice Acquisition Corp. II and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings II LLC (“OpCo”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Rice Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 15, 2021. On June 18, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 4,500,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.1 million, of which approximately $11.7 million and approximately $593,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to the derivative warrant liabilities, respectively.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.9 million (see Note 4). Each Private Placement Warrant is exercisable to purchase one of the Company’s Class A ordinary shares or one Class A Unit of OpCo together with a corresponding non-economic Class B ordinary share of the Company.

Following the Initial Public Offering, the Public Shareholders (as defined below) hold a direct economic equity ownership interest in the Company in the form of Class A ordinary shares, and an indirect ownership interest in Opco through the Company’s ownership of Class A Units of Opco. By contrast, the holders of our Founder Shares and Sponsor Shares (each as defined below), including our officers and directors to the extent they hold such shares (the “Initial Shareholders”), own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in the Company in the form of Class B ordinary shares, as well as a small direct interest through the Sponsor Shares (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345,026,000 of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or June 18, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes of the Company or Opco, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares and Class A Units of Opco (other than those held by the Company), which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering.

The Company, the Sponsor, and the Company’s officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame).

Liquidity and Going Concern

As of March 31, 2021, the Company has no cash in its operating bank account and working capital deficit of approximately $323,000.

The Company’s liquidity needs through March 31, 2021 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4). The Company fully repaid the Note balance upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $4.2 million from the Private Placement held outside of the Trust Account, which will be utilized for operating expenses going forward. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity from February 2, 2021 (inception) through March 31, 2021 relates to our formation and preparation for the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of the initial Business Combination.

For the period from February 2, 2021 (inception) through March 31, 2021, we had a net loss of approximately $34,000 which consisted of general and administrative expenses.

Contractual Obligations

Related Party Loans

On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 31, 2021, the Company borrowed approximately $126,000 under the Note. The Note is still outstanding and is due on demand.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 18, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of March 31, 2021.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Deferred offering costs associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net loss per ordinary share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss attributable to the controlling interest by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average Class B ordinary shares at March 31, 2021 were reduced for the effect of an aggregate of 1,127,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 10 (inception), 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For information about our risk factors, see the “Risk Factors” section in our final prospectus for the Initial Public Offering, which was filed with the SEC on June 17, 2021. Any of the factors described therein could result in a significant or material adverse effect on our business, financial condition and operating results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 10, 2021, the Sponsor was issued 7,187,500 Class B Units of Opco for no consideration and was issued 7,187,600 of the Company’s Class B ordinary shares, par value $0.0001, 2,500 of the Company’s Class A ordinary shares and 100 Class A Units of Opco for aggregate consideration of $26,000. Of the aggregate consideration, Opco received $1,000 for the Class A Units and the Company received $25,000 for the Class A ordinary shares and the Class B ordinary shares. The Company then subscribed for 2,500 Class A Units of Opco for $25,000. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In June 2021, the Sponsor forfeited 90,000 Class B Units of Opco, and 30,000 Class B Units of Opco were issued to each of the Company’s independent director nominees. The Sponsor transferred a corresponding number of shares of the Company’s Class B ordinary shares to the Company’s independent director nominees. In June 2021, the Company effected a dividend, and Opco effected a distribution, resulting in an aggregate of 8,625,000 Class B ordinary shares and 8,624,900 Class B Units of Opco outstanding, of which the Sponsor owned 8,535,000 of the Company’s Class B ordinary shares and 8,534,900 Class B Units of Opco.

Simultaneously with the consummation of the Initial Public Offering, we consummated the Private Placement, generating gross proceeds to the Company of $10.9 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A certain portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Use of Proceeds from the Initial Public Offering

Subsequent to the quarterly period covered by this report, on June 18, 2021, we consummated the Initial Public Offering of 34,500,000 Units, which included the full exercise of the underwriters’ option to purchase an additional 4,500,000 Units to cover over-allotments. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345.0 million. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-254080 and 333-257127), which became effective on June 15, 2021.

Citigroup Global Markets Inc. and Barclays Capital Inc. acted as joint bookrunning managers for the offering and AmeriVet Securities Inc. and Academy Securities Inc. acted as co-managers of the offering. Estimated offering expenses, excluding underwriting discounts, were approximately $2 million, and underwriting discounts were approximately $18.4 million. The underwriters of the Initial Public Offering have agreed to defer $11.7 million of the total underwriting commissions (the “Deferred Discount”), which shall be paid to the underwriters from the funds held in the Trust Account upon and concurrently with the consummation of the initial Business Combination; provided, however, that if no Business Combination is consummated within the time period provided in the Investment Management Trust Agreement, dated June 15, 2021 (the “Trust Agreement”), between the Company, Opco and Continental Stock Transfer & Trust Company, as trustee, and the funds held under the Trust Agreement are distributed to the Public Shareholders, (i) the underwriters will forfeit any rights or claims to the Deferred Discount and (ii) the trustee under the Trust Agreement is authorized to distribute the Deferred Discount to the Public Shareholders on a pro rata basis.

There has been no material change in the planned use of proceeds from such use as described in our final prospectus for the Initial Public Offering, which was filed with the SEC on June 17, 2021.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association, dated June 15, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
4.1	Warrant Agreement, dated June 15, 2021, between the Company, Opco and Continental Stock Transfer& Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 30, 2021	Rice Acquisition Corp. II

	By:	/s/ Daniel Joseph Rice, IV
	Name:	Daniel Joseph Rice, IV
	Title:	Chief Executive Officer (Principal Executive Officer)