Form 10-Q
period 2021-06-30
Rice Acquisition Corp. II
filed 2021-08-12
CIK 1845437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 34,502,500 shares of Class A ordinary shares, par value $0.0001 per share, and 8,6250,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RICE ACQUISITION CORP. II

Form 10-Q

For the Quarter Ended June 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheet as of June 30, 2021 (Unaudited)	1

	Condensed Consolidated Statements Operations for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the period from February 2, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Consolidated Statement of Cash Flows for period from February 2,2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2021 (unaudited)

Assets:
Current assets:
Cash	$4,107,852
Prepaid expenses	1,019,935
Total current assets	5,127,787
Investments held in Trust Account	345,026,945
Total Assets	$350,154,732

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,187,353
Accrued expenses	452,732
Note payable - related party	166,587
Total current liabilities	1,806,672
Deferred underwriting commissions in connection with the initial public offering	11,721,500
Derivative warrant liabilities	26,840,250
Total liabilities	40,368,422

Commitments and Contingencies

Class A ordinary shares; 30,478,630 shares subject to possible redemption at $10.00 per share	304,786,300

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,023,870 shares issued and outstanding (excluding 30,478,630 shares subject to possible redemption)	402
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	11,451,473
Accumulated deficit	(6,205,508)
Total Rice Acquisition Corp II equity	5,247,230
Non-controlling interest in subsidiary	(247,220)
Total shareholders’ equity	5,000,010
Total Liabilities and Shareholders’ Equity	$350,154,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Period from February 2, 2021 (Inception) through June 30, 2021

General and administrative expenses	$146,494	$181,782
Loss from operations	(146,494)	(181,782)
Other income (expense)
Change in fair value of derivative warrant liabilities	(3,505,250)	(3,505,250)
Interest earned on investments held in Trust Account	945	945
Offering costs associated with derivative warrant liabilities	(592,641)	(592,641)
Loss upon issuance of Private Warrants	(2,175,000)	(2,175,000)
Net loss	(6,418,440)	(6,453,728)
Net loss attributable to non-controlling interest in subsidiary	(246,863)	(248,220)
Net loss attributable to Rice Acquisition Corp. II	$(6,171,577)	$(6,205,508)

Weighted average shares outstanding of redeemable Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	7,661,071	7,603,954
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.81)	$(0.82)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity
Balance - February 2, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B ordinary shares to Sponsor	2,500	-	8,625,000	863	24,137	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(33,931)	(1,357)	(35,288)
Balance - March 31, 2021 (unaudited)	2,500	-	8,625,000	863	24,137	(33,931)	(357)	(9,288)
Sale of units in initial public offering, less fair value of derivative warrant liabilities and offering costs	34,500,000	3,450	-	-	316,210,588	-	-	316,214,038
Class A ordinary shares subject to possible redemption	(30,478,630)	(3,048)	-	-	(304,783,252)	-	-	(304,786,300)
Net loss	-	-	-	-	-	(6,171,577)	(246,863)	(6,418,440)
Balance - June 30, 2021 (unaudited)	4,023,870	$402	8,625,000	$863	$11,451,473	$(6,205,508)	$(247,220)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(6,453,728)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	26,000
General and administrative expenses paid by related party under promissory note	9,360
Change in fair value of derivative warrant liabilities	3,505,250
Interest earned on securities held in Trust Account	(945)
Loss upon issuance of private placement warrants	2,175,000
Offering costs associated with warrants	592,641
Changes in operating assets and liabilities:
Prepaid assets	(1,019,935)
Accounts payable	1,121,776
Accrued expenses	17,732
Net cash used in operating activities	(26,849)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,026,000)
Net cash used in investing activities	(345,026,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	326,474,038
Proceeds received from private placement	10,900,000
Offering costs paid	(6,739,299)
Net cash provided by financing activities	330,634,739

Net change in cash	(14,418,110)

Cash - beginning of the period	-
Cash - end of the period	$(14,418,110)

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$65,577
Offering costs included in accrued expenses	$435,000
Offering costs paid by related party under promissory note	$157,227
Deferred underwriting commissions	$11,721,500
Initial value of Class A ordinary shares subject to possible redemption	$308,368,190
Change in value of Class A ordinary shares subject to possible redemption	$3,581,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Organization and General

Rice Acquisition Corp. II is a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. As used herein, “the Company” refers to Rice Acquisition Corp. II and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings II LLC (“OpCo”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Opco LLC Agreement and a letter agreement that the Sponsor, and the Company’s officers and directors have entered into with the Company, the Sponsor, and the Company’s officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame).

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $4.1 million in its operating bank account and working capital of approximately $3.3 million.

The Company’s liquidity needs through June 30, 2021 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from February 2, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation and Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of June 30, 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of shareholders’ equity.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheet due to their short-term nature.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of June 30, 2021, 30,478,630 shares of Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.

Net Income (Loss) per Ordinary Share

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable Class A and Class B Ordinary shares outstanding for the periods. Non-redeemable Class A ordinary shares include the Sponsor Shares (as defined below) and Class B ordinary shares include the Founder Shares (as defined below) as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the Warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such Warrants would be anti-dilutive.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2021	For The Period From February 2, 2021 (Inception) Through June 30, 2021
Redeemable Class A ordinary shares
Numerator: Income allocable to redeemable Class A ordinary shares
Income from investments held in Trust Account	$945	$945
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable	$945	$945
Denominator: Weighted average redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.00

Non-redeemable Class A and Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to redeemable Class A ordinary shares
Net income (loss)	$(6,171,577)	$(6,205,508)
Net income allocable to redeemable Class A ordinary shares	(945)	(945)
Net income (loss) attributable to non-redeemable Class A and Class B ordinary shares	$(6,172,522)	$(6,206,453)
Denominator: Weighted average non-redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	7,661,071	7,603,954
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.81)	$(0.82)

Income taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 2, 2021 (inception) through June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Related Party Loans

On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $167,000 under the Note. The Note is still outstanding and is due on demand.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on June 15, 2021, the date that the Company’s securities were first listed on the New York Stock, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There were no fees incurred or accrued for under the administrative services agreement as of June 30, 2021.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Shareholder’s Equity

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 4,023,870 shares of Class A ordinary shares outstanding, excluding 30,478,630 Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying condensed consolidated balance sheet.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, 8,625,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A and Class B Units of Opco — For each Class B ordinary share there is a corresponding Class A or Class B Unit of Opco. In connection with an initial business combination, or in certain circumstances described in the Opco LLC Agreement, at specified times after, the Class B Units of Opco are expected to convert into Class A Units of Opco on a one-for-one basis, subject to adjustment. The Class A Units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for cash or into the Company’s Class A ordinary shares after the time of an initial business combination on a one-for-one basis. The Company’s Class B ordinary shares comprising the Founder Shares and Sponsor Shares cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. As of June 30, 2021, there were 2,600 Class A Units of Opco issued and outstanding and 7,187,500 Class B Units of Opco issued and outstanding. In June 2021, Opco effected a distribution, resulting in an aggregate of 8,624,900 Class B Units of Opco issued and outstanding.

Note 7. Derivative Warrant Liabilities

As of June 30, 2021, the Company had 8,625,000 Public Warrants and 10,900,000 Private Placement Warrants outstanding.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8. — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$345,026,945	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$11,471,250
Derivative warrant liabilities - Private Warrants	$-	$-	$15,369,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period.

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially measured at fair value using a Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation.

Inherent in a Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2021	June 18, 2021
Exercise price	$11.50	$11.50
Stock price	$9.89	$9.70
Volatility	19.08% - 20.00%	16.82% - 17.02%
Term	5.97	6.00
Risk-free rate	1.05%	1.05% - 1.09%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended June 30, 2021 and for the period February 2, 2021 (inception) through June 30, 2021, is summarized as follows:

Derivative warrant liabilities at February 2, 2021	$-
Issuance of Public and Private Warrants	21,160,000
Loss upon issuance of Private Warrants	2,175,000
Change in fair value of derivative warrant liabilities	3,505,250
Derivative warrant liabilities at June 30, 2021 (Unaudited)	$26,840,250

Note 9. Subsequent Events

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Opco LLC Agreement and a letter agreement that the Sponsor, and the Company’s officers and directors have entered into with the Company, the Sponsor, and the Company’s officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame).

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $4.1 million in its operating bank account and working capital of approximately $3.3 million.

The Company’s liquidity needs through June 30, 2021 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity from February 2, 2021 (inception) through June 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended June 30, 2021, we had net loss of approximately $6,172,000, which consisted of approximately $3,505,000 non-operating loss resulting from the change in fair value of derivative warrant liabilities, $2,175,000 in loss upon issuance of private placement warrants, approximately $593,000 in offering costs associated with derivative warrant liabilities, and approximately $146,000 in general and administrative expenses, offset by approximately $1,000 of interest earned on investments held in trust account.

For the period from February 2, 2021 (inception) through June 30, 2021, we had net loss of approximately $6,206,000, which consisted of approximately $3,505,000 non-operating loss resulting from the change in fair value of derivative warrant liabilities, $2,175,000 in loss upon issuance of private placement warrants, approximately $593,000 in offering costs associated with derivative warrant liabilities, and approximately $182,000 in general and administrative expenses, offset by approximately $1,000 of interest earned on investments held in trust account.

Contractual Obligations

Related Party Loans

On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $167,000 under the Note. The Note is still outstanding and is due on demand.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There were no fees accrued for under the administrative services agreement as of June 30, 2021.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of June 30, 2021, 30,478,630 shares of Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.

Net Income (Loss) per Ordinary Share

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable Class A and Class B Ordinary shares outstanding for the periods. Non-redeemable Class A ordinary shares include the Sponsor Shares (as defined below) and Class B ordinary shares include the Founder Shares (as defined below) as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the Warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such Warrants would be anti-dilutive.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association, dated June 15, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-254080), filed with the SEC on June 3, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-254080), filed with the SEC on June 3, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-254080), filed with the SEC on June 3, 2021).
4.4	Warrant Agreement, dated June 15, 2021, between the Company, Opco and Continental Stock Transfer& Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
10.1	Letter Agreement, dated June 15, 2021, among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
10.2	Investment Management Trust Agreement, dated June 15, 2021, by and between the Company, Opco and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
10.3	Registration Rights Agreement, dated June 15, 2021, by and among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
10.4	Administrative Services Agreement, dated June 15, 2021, by and between the Company, Opco and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated June 15, 2021, by and among the Company and FAST Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
10.6	Amended and Restated Limited Liability Company Agreement of Opco, dated June 15, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-254080), filed with the SEC on June 3, 2021).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	Rice Acquisition Corp. II

	By:	/s/ Daniel Joseph Rice, IV
	Name:	Daniel Joseph Rice, IV
	Title:	Chief Executive Officer (Principal Executive Officer)