Form 10-Q
period 2021-09-30
Rice Acquisition Corp. II
filed 2021-11-12
CIK 1845437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 34,502,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RICE ACQUISITION CORP. II

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Consolidated Statements Operations for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Consolidated Statement of Cash Flows for period from February 2,2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2021 (unaudited)

Assets:
Current assets:
Cash	$2,809,000
Prepaid expenses	882,044
Total current assets	3,691,044
Investments held in Trust Account	345,035,643
Total Assets	$348,726,687

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,300
Accrued expenses	463,981
Note payable - related party	166,587
Total current liabilities	631,868
Deferred underwriting commissions in connection with the initial public offering	11,721,500
Derivative warrant liabilities	32,154,510
Total liabilities	44,507,878

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.00 per share	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,500 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	-
Accumulated deficit	(40,320,699)
Total Rice Acquisition Corp. II equity	(40,319,836)
Non-controlling interest in subsidiary	(461,355)
Total shareholders’ deficit	(40,781,191)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$348,726,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period from February 2, 2021 (Inception) through September 30, 2021

General and administrative expenses	$226,939	$408,721
General and administrative expenses - related party	35,000	35,000
Loss from operations	(261,939)	(443,721)
Other income (expense)
Change in fair value of derivative warrant liabilities	(5,314,260)	(8,819,510)
Interest earned on investments held in Trust Account	8,698	9,643
Offering costs associated with derivative warrant liabilities	-	(592,641)
Loss upon issuance of Private Warrants	-	(2,175,000)
Net loss	(5,567,501)	(12,021,229)
Net loss attributable to non-controlling interest in subsidiary	(214,135)	(462,355)
Net loss attributable to Rice Acquisition Corp. II	$(5,353,366)	$(11,558,874)

Weighted average shares outstanding of Class A ordinary shares	34,502,500	15,549,710
Basic and diluted net loss per share, Class A ordinary shares	$(0.12)	$(0.49)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,005,601
Basic and diluted net loss per share, Class B ordinary shares	$(0.12)	$(0.49)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - February 2, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B ordinary shares to Sponsor	2,500	-	8,625,000	863	24,137	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(33,931)	(1,357)	(35,288)
Balance - March 31, 2021	2,500	-	8,625,000	863	24,137	(33,931)	(357)	(9,288)
Accretion to Class A ordinary shares subject to possible redemption value	-	-	-	-	(24,137)	(28,761,825)	-	(28,785,962)
Net loss	-	-	-	-	-	(6,171,577)	(246,863)	(6,418,440)
Balance - June 30, 2021	2,500	-	8,625,000	863	-	(34,967,333)	(247,220)	(35,213,690)
Net loss	-	-	-	-	-	(5,353,366)	(214,135)	(5,567,501)
Balance - September 30, 2021	2,500	$-	8,625,000	$863	$-	$(40,320,699)	$(461,355)	$(40,781,191)

Theaccying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(12,021,229)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	26,000
General and administrative expenses paid by related party under promissory note	9,360
Change in fair value of derivative warrant liabilities	8,819,510
Interest earned on securities held in Trust Account	(9,643)
Loss upon issuance of private placement warrants	2,175,000
Offering costs associated with warrants	592,641
Changes in operating assets and liabilities:
Prepaid assets	(882,044)
Accounts payable	1,300
Accrued expenses	28,981
Net cash used in operating activities	(1,260,124)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,026,000)
Net cash used in investing activities	(345,026,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,900,000
Offering costs paid	(6,804,876)
Net cash provided by financing activities	349,095,124

Net change in cash	2,809,000

Cash - beginning of the period	-
Cash - end of the period	$2,809,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$435,000
Offering costs paid by related party under promissory note	$157,227
Deferred underwriting commissions	$11,721,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $2.8 million in its operating bank account and working capital of approximately $3.1 million.

The Company’s liquidity needs through September 30, 2021 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2021 and June 24, 2021, respectively.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $7.9 million in additional paid-in capital and an increase of approximately $28.7 million to accumulated deficit, as well as a reclassification of 3,663,181 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on June 24, 2021 and Form 10-Qs will not be amended.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation and Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of September 30, 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of shareholders’ equity.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed consolidated balance sheet due to their short-term nature.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Black-Scholes option pricing model with the volatility calculated by back solving in a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and the period from February 2, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Period from February 2, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(4,282,755)	$(1,070,611)	$(7,630,430)	$(3,928,444)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,502,500	8,625,000	15,549,710	8,005,601
Basic and diluted net loss per ordinary share	$(0.12)	$(0.12)	$(0.49)	$(0.49)

Income taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 2, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently assessing the impact of electing this standard on its consolidated financial statements and related disclosures and does not expect the impact to be material.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company refers to the 8,624,900 Class B ordinary shares and corresponding number of Class B Units of Opco (or the Class A Units of Opco into which such Class B Units will convert) collectively as the “Founder Shares”. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of Class B ordinary shares, which together will be exchangeable for shares of the Company’s Class A ordinary shares after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. The Company refers to the 2,500 Class A ordinary shares and the 100 Class A Units of Opco and a corresponding number of shares of the Company’s non-economic Class B ordinary shares (which together will be exchangeable into Class A ordinary shares after the initial Business Combination on a one-for-one basis) collectively as the “Sponsor Shares”. The Sponsor Shares are considered non-redeemable and presented as permanent equity in the Company’s unaudited condensed consolidated balance sheet.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2021, the Company borrowed approximately $167,000 under the Note. The Note is still outstanding and is due on demand.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on June 15, 2021, the date that the Company’s securities were first listed on the New York Stock, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, there were $35,000 in fees incurred and paid under this agreement.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2021.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6. Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,502,500 Class A ordinary shares outstanding, of which 34,500,000 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed consolidated balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(10,260,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,525,962)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	28,785,962
Class A ordinary shares subject to possible redemption	$345,000,000

Note 7. Shareholders’ Deficit

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 34,502,500 Class A ordinary shares issued and outstanding, of which 34,500,000 Class A ordinary shares were subject to possible redemption that are classified as temporary equity in the accompanying unaudited condensed consolidated balance sheet (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, 8,625,000 Class B ordinary shares were issued and outstanding.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A and Class B Units of Opco - For each Class B ordinary share there is a corresponding Class A or Class B Unit of Opco. In connection with an initial business combination, or in certain circumstances described in the Opco LLC Agreement, at specified times after, the Class B Units of Opco are expected to convert into Class A Units of Opco on a one-for-one basis, subject to adjustment. The Class A Units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for cash or into the Company’s Class A ordinary shares after the time of an initial business combination on a one-for-one basis. The Company’s Class B ordinary shares comprising the Founder Shares and Sponsor Shares cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. As of September 30, 2021, there were 2,600 Class A Units of Opco issued and outstanding and 7,187,500 Class B Units of Opco issued and outstanding. In June 2021, Opco effected a distribution, resulting in an aggregate of 8,624,900 Class B Units of Opco issued and outstanding.

Note 8. Derivative Warrant Liabilities

As of September 30, 2021, the Company had 8,625,000 Public Warrants and 10,900,000 Private Placement Warrants outstanding.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$345,035,643	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$13,800,000	$-	$-
Derivative warrant liabilities – Private Placement	$-	$-	$18,354,510

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in August 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended September 30, 2021 and during the period from February 2, 2021 (inception) through September 30, 2021.

Level 1 assets include investments in money market funds invested in government securities and Level 1 liabilities include Public Warrants. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially measured at fair value using a Black-Scholes option pricing model with the volatility calculated by back solving in a Monte Carlo simulation. As of September 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. For the three months ended September 30, 2021 and the period from February 2, 2021 (inception) through September 30, 2021, the Company recognized a loss in the unaudited condensed consolidated statements of operations resulting from an increase in the fair value of derivative warrant liabilities of $5.3 million and $8.8 million, respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model with the volatility calculated by back solving in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2021	At initial issuance
Exercise price	$11.50	$11.50
Stock price	$9.91	$9.70
Volatility	23.38%	16.82% - 17.02%
Term	5.71	6.00
Risk-free rate	1.14%	1.05% - 1.09%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021 and for the period February 2, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at February 2, 2021	$-
Issuance of Public and Private Warrants	21,160,000
Loss upon issuance of Private Warrants	2,175,000
Change in fair value of derivative warrant liabilities	3,505,250
Derivative warrant liabilities at June 30, 2021 (Unaudited)	$26,840,250
Transfer of Public Warrants to Level 1	(11,471,250)
Change in fair value of derivative warrant liabilities	2,985,510
Derivative warrant liabilities at September 30, 2021 (Unaudited)	$18,354,510

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $2.8 million in its operating bank account and working capital of approximately $3.1 million.

The Company’s liquidity needs through September 30, 2021 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from February 2, 2021 (inception) through September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2021, we had net loss of approximately $5.4 million, which consisted of approximately $5.3 million non-operating loss resulting from the change in fair value of derivative warrant liabilities, and approximately $262,000 in general and administrative expenses, partially offset by approximately $9,000 of interest earned on investments held in trust account.

For the period from February 2, 2021 (inception) through September 30, 2021, we had net loss of approximately $11.6 million, which consisted of approximately $8.8 million non-operating loss resulting from the change in fair value of derivative warrant liabilities, $2.2 million in loss upon issuance of private placement warrants, approximately $593,000 in offering costs associated with derivative warrant liabilities, and approximately $435,000 in general and administrative expenses, partially offset by approximately $10,000 of interest earned on investments held in trust account.

Contractual Obligations

Related Party Loans

On February 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2021, the Company borrowed approximately $167,000 under the Note. The Note is still outstanding and is due on demand.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, there were $35,000 in fees incurred and paid under this agreement.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Black-Scholes option pricing model with the volatility calculated by back solving in a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and the period from February 2, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently assessing the impact of electing this standard on its consolidated financial statements and related disclosures and does not expect the impact to be material.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association, dated June 15, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2021	Rice Acquisition Corp. II

	By:	/s/ J. Kyle Derham
	Name:	J. Kyle Derham
	Title:	Chief Financial Officer (Principal Financial Officer)