Form 10-Q/A
period 2021-09-30
Rice Acquisition Corp. II
filed 2022-03-03
CIK 1845437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Rice Acquisition Corp. II unless the context otherwise indicates.

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Rice Acquisition Corp. II (the “Company”) for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Filing”).

Background

The Original Filing included a section within Note 2, Revision of Previously Issued Financial Statements (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption (the “Public Shares”) issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on June 18, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Subsequently, the Company’s management re-evaluated such conclusion and determined that the Public Shares included certain provisions that require such shares to be classified as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Public Shares, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In connection with the change in presentation for the Public Shares, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

At the time the Original Filing was filed, the Company determined the changes described above were not qualitatively material to the Company’s previously issued financial statements and therefore did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 of the Original Filing. However, upon further consideration, although the qualitative factors assessed tended to support a conclusion that the misstatements were not material, the Company determined that these factors were not strong enough to overcome the significant quantitative errors in its previously issued financial statements, and management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on February 24, 2022, the Audit Committee of the Company’s Board of Directors, after discussion with the Company’s management, concluded that the Company’s previously issued (i) audited balance sheet as of June 18, 2021, filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K on June 24, 2021 (the “June 2021 Form 8-K”), (ii) unaudited interim financial statements as of and for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (iii) unaudited interim financial statements as of and for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) to September 30, 2021 included in the Original Filing, filed with the SEC on November 12, 2021, should be restated to report all of the Public Shares as temporary equity and calculate earnings (loss) per share on a pro rata basis, and as a result, such financial statements, as well as portions of any communication that describe or are based on such financial statements, should no longer be relied upon. The Company is restating the financial statements referred to in clauses (ii) and (iii) in this Amendment No. 1 and will restate the audited balance sheet filed as an exhibit to the June 2021 Form 8-K in its Annual Report on Form 10-K for the period ended December 31, 2021.

The restatement will not have an impact on the Company’s cash position or cash held in the trust account established in connection with the Initial Public Offering.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the periods referred to in the preceding paragraph and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this Amendment No. 1.

Items Amended in this Amendment No. 1

For the convenience of the reader, this Amendment No. 1 amends and restates the Original Filing in its entirety. As a result, this Amendment No. 1 includes both items that have been changed as a result of the restatement described above as well as items that are unchanged from the Original Filing. The following items have been amended in this Amendment No. 1 to reflect the restatement described above:

●	Part I, Item 1. Condensed Consolidated Financial Statements

●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4. Controls and Procedures

●	Part 2, Item 1A. Risk Factors

In addition, in accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (as principal executive officer) and the Company’s Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amendment No. 1. As previously reported in the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2022, subsequent to the filing of the Original Filing, (i) Daniel Joseph Rice, IV resigned as the Company’s Chief Executive Officer (“CEO”), (ii) J. Kyle Derham was appointed CEO and resigned as the Company’s Chief Financial Officer (“CFO”), and (iii) Jamie Wilmot Rogers was appointed CFO. Mr. Rogers continues to serve as Chief Accounting Officer of the Company.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing. This Amendment No. 1 does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

RICE ACQUISITION CORP. II

Form 10-Q/A

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (Restated)	1

	Condensed Consolidated Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Consolidated Statements Operations for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Consolidated Statement of Cash Flows for period from February 2,2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures (Restated)	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors (Restated)	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

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

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM

FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - February 2, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B ordinary shares to Sponsor	2,500	-	8,625,000	863	24,137	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(33,931)	(1,357)	(35,288)
Balance - March 31, 2021	2,500	-	8,625,000	863	24,137	(33,931)	(357)	(9,288)
Accretion to Class A ordinary shares subject to possible redemption value	-	-	-	-	(24,137)	(28,761,825)	-	(28,785,962)
Net loss	-	-	-	-	-	(6,171,577)	(246,863)	(6,418,440)
Balance - June 30, 2021 (as restated, see Note 2)	2,500	-	8,625,000	863	-	(34,967,333)	(247,220)	(35,213,690)
Net loss	-	-	-	-	-	(5,353,366)	(214,135)	(5,567,501)
Balance - September 30, 2021	2,500	$-	8,625,000	$863	$-	$(40,320,699)	$(461,355)	$(40,781,191)

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements

Subsequent to the Company’s initial Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 12, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended and June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.

The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 4.0 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$350,154,732	$-	$350,154,732
Total liabilities	$40,368,422	$-	$40,368,422
Class A ordinary shares subject to redemption	304,786,300	40,213,700	$345,000,000
Preferred shares	-	-	-
Class A ordinary shares	402	(402)	-
Class B ordinary shares	863	-	863
Additional paid-in capital	11,451,473	(11,451,473)	-
Accumulated deficit	(6,205,508)	(28,761,825)	(34,967,333)
Non-controlling interest in subsidiary	(247,220)	-	(247,220)
Total shareholders’ equity (deficit)	$5,000,010	$(40,213,700)	$(35,213,690)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$350,154,732	$-	$350,154,732

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from February 2, 2021 (inception) through June 30, 2021.

For the period from February 2, 2021 (inception) through June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$308,368,190	$(308,368,190)	$-
Change in value of Class A common stock subject to possible redemption	$3,581,890	$(3,581,890)	$-

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Period:

	Income(Loss) Per Share
	As Previously Reported	Adjustment	As Restated
For the three months ended June 30, 2021 (unaudited)
Net loss	$(6,171,577)	$-	$(6,171,577)
Weighted average shares outstanding - Class A ordinary shares	34,500,000	(29,568,929)	4,931,071
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.49)	$(0.49)
Weighted average shares outstanding - Class B ordinary shares	7,661,071	(2,500)	7,658,571
Basic and diluted loss per share - Class B ordinary shares	$(0.81)	$0.32	$(0.49)
For the period from February 2, 2021 (inception) through June 30, 2021 (unaudited)
Net loss	$(6,205,508)	$-	$(6,205,508)
Weighted average shares outstanding - Class A ordinary shares	34,500,000	(31,316,649)	3,183,351
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.58)	$(0.58)
Weighted average shares outstanding - Class B ordinary shares	7,603,954	(2,500)	7,601,454
Basic and diluted loss per share - Class B ordinary shares	$(0.82)	$0.24	$(0.58)

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments, and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For information about our risk factors, see the “Risk Factors” section in our final prospectus for the Initial Public Offering, which was filed with the SEC on June 17, 2021. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 17, 2021, except for the below risk factor. Any of the factors described therein or herein could result in a significant or material adverse effect on our business, financial condition and operating results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments issued by the Company and presentation of earnings per share, as further described in this Quarterly Report on Form 10-Q. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter June 30, 2021. This will also result in the restatement of the Company’s balance sheet as of June 18, 2021 within an appropriate form, to be filed with the SEC. Additionally, this material weakness could result in a misstatement of the complex financial instruments and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021 and September 30, 2021.

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

Dated: March 3, 2022	Rice Acquisition Corp. II

	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)