Form 10-Q
period 2022-06-30
Rice Acquisition Corp. II
filed 2022-08-15
CIK 1845437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 34,502,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

RICE ACQUISITION CORP. II

Form 10-Q

For the Quarter Ended June 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 2,2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$2,126,928	$2,570,409
Due from related party	7,960	7,960
Prepaid expenses	548,630	746,720
Total current assets	2,683,518	3,325,089
Investments held in Trust Account	345,513,074	345,044,341
Total Assets	$348,196,592	$348,369,430

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,241	$143,405
Accrued expenses	649,324	375,918
Total current liabilities	653,565	519,323
Deferred underwriting commissions in connection with the initial public offering	11,721,500	11,721,500
Derivative warrant liabilities	5,940,340	30,077,750
Total liabilities	18,315,405	42,318,573

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at redemption value of approximately $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	345,387,074	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(16,032,409)	(38,559,114)
Total Rice Acquisition Corp. II equity	(16,031,546)	(38,558,251)
Non-controlling interest in subsidiary	525,659	(390,892)
Total shareholders’ deficit	(15,505,887)	(38,949,143)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$348,196,592	$348,369,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from February 2, 2021 (inception) through June 30, 2021

General and administrative expenses	$392,630	$146,494	$715,813	$181,782
General and administrative expenses - related party	30,000	-	60,000	-
Loss from operations	(422,630)	(146,494)	(775,813)	(181,782)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,242,323	(3,505,250)	24,137,410	(3,505,250)
Interest earned on investments held in Trust Account	438,258	945	468,733	945
Offering costs associated with derivative warrant liabilities	-	(592,641)	-	(592,641)
Loss upon issuance of Private Placement Warrants	-	(2,175,000)	-	(2,175,000)
Net income (loss)	6,257,951	(6,418,440)	23,830,330	(6,453,728)
Net income (loss) attributable to non-controlling interest in subsidiary	240,690	(246,863)	916,551	(248,220)
Net income (loss) attributable to Rice Acquisition Corp. II	$6,017,261	$(6,171,577)	$22,913,779	$(6,205,508)

Weighted average shares outstanding of Class A ordinary shares	34,502,500	4,931,071	34,502,500	3,012,433
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.14	$(0.49)	$0.53	$(0.61)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	7,658,571	8,625,000	7,193,322
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$(0.49)	$0.53	$(0.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - December 31, 2021	2,500	$-	8,625,000	$863	$-	$(38,559,114)	$(390,892)	$(38,949,143)
Net income	-	-	-	-	-	16,896,518	675,861	17,572,379
Balance - March 31, 2022 (unaudited)	2,500	-	8,625,000	863	-	(21,662,596)	284,969	(21,376,764)
Net income	-	-	-	-	-	6,017,261	240,690	6,257,951
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(387,074)	-	(387,074)
Balance - June 30, 2022 (unaudited)	2,500	$-	8,625,000	$863	$-	$(16,032,409)	$525,659	$(15,505,887)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION)
THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - February 2, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B ordinary shares to Sponsor	2,500	-	8,625,000	863	24,137	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(33,931)	(1,357)	(35,288)
Balance - March 31, 2021 (unaudited)	2,500	-	8,625,000	863	24,137	(33,931)	(357)	(9,288)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	-	-	-	-	(24,137)	(28,761,825)	-	(28,785,962)
Net loss	-	-	-	-	-	(6,171,577)	(246,863)	(6,418,440)
Balance - June 30, 2021 (unaudited)	2,500	$-	8,625,000	$863	$-	$(34,967,333)	$(247,220)	$(35,213,690)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from February 2, 2021 (inception) through June 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$23,830,330	$(6,453,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	-	26,000
General and administrative expenses paid by related party under promissory note	-	9,360
Change in fair value of derivative warrant liabilities	(24,137,410)	3,505,250
Interest earned on securities held in Trust Account	(468,733)	(945)
Loss upon issuance of private placement warrants	-	2,175,000
Offering costs associated with warrants	-	592,641
Changes in operating assets and liabilities:
Prepaid expenses	198,090	(1,019,935)
Accounts payable	(54,164)	1,121,776
Accrued expenses	273,406	17,732
Net cash used in operating activities	(358,481)	(26,849)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(345,026,000)
Net cash used in investing activities	-	(345,026,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	326,474,038
Proceeds received from private placement	-	10,900,000
Offering costs paid	(85,000)	(6,739,299)
Net cash provided by (used in) financing activities	(85,000)	330,634,739

Net change in cash	(443,481)	(14,418,110)

Cash - beginning of the period	2,570,409	-
Cash - end of the period	$2,126,928	$(14,418,110)

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$65,577
Offering costs included in accrued expenses	$-	$435,000
Offering costs paid by related party under promissory note	$-	$157,227
Deferred underwriting commissions	$-	$11,721,500

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

As of June 30, 2022, the Company had not commenced any operations. All activity to date relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $345,026,000 of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $2.1 million in its operating bank account and working capital of approximately $2.0 million.

The Company’s liquidity needs through June 30, 2022 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Units (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Principles of Consolidation and Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of June 30, 2022 and December 31, 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of shareholders’ equity.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The initial fair value of the Public Warrants and the Private Placement Warrants were estimated using a Monte Carlo simulation model. While the fair value of the Private Placement Warrants continues to be measured under Monte Carlo simulation model, subsequent to the Public Warrants being traded on an active market, the fair value of the Public Warrants has since been based on the observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$4,813,879	$1,203,382	$(2,417,264)	$(3,754,313)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,502,500	8,625,000	4,931,071	7,658,571

Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$(0.49)	$(0.49)

	For the Six Months Ended June 30, 2022		For the Period from February 2, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$18,331,289	$4,582,490	$(1,831,680)	$(4,373,828)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,502,500	8,625,000	3,012,433	7,193,322

Basic and diluted net income (loss) per ordinary share	$0.53	$0.53	$(0.61)	$(0.61)

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on June 15, 2021, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, there were $30,000 and $60,000, in fees incurred and paid under this agreement, respectively. For the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021, the Company did not incur any fees under this agreement. There was no outstanding payable balance as of June 30, 2022 and December 31, 2021.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2022 and December 31, 2021.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6. Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,502,500 Class A ordinary shares outstanding, of which 34,500,000 were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(10,260,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,525,962)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	28,785,962
Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	387,074
Class A ordinary shares subject to possible redemption, June 30, 2022	$345,387,074

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Shareholders’ Deficit

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,502,500 Class A ordinary shares issued and outstanding, of which 34,500,000 Class A ordinary shares were subject to possible redemption that are classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 8,625,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A and Class B Units of Opco - For each Class B ordinary share there is a corresponding Class A or Class B Unit of Opco. In connection with an initial Business Combination, or in certain circumstances described in the Opco LLC Agreement, at specified times after, the Class B Units of Opco are expected to convert into Class A Units of Opco on a one-for-one basis, subject to adjustment. The Class A Units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for cash or into the Company’s Class A ordinary shares after the time of an initial Business Combination on a one-for-one basis. The Company’s Class B ordinary shares comprising the Founder Units and Sponsor Units cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. As of June 30, 2022 and December 31, 2021, there were 2,600 Class A Units of Opco issued and outstanding and 7,187,500 Class B Units of Opco issued and outstanding. In June 2021, Opco effected a distribution, resulting in an aggregate of 8,624,900 Class B Units of Opco issued and outstanding.

Note 8. Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 8,625,000 Public Warrants and 10,900,000 Private Placement Warrants outstanding.

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

Note 9. - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$345,513,074	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$2,587,500	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$3,352,840

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$345,044,341	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$12,937,500	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$17,140,250

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in August 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and during the period from February 2, 2021 (inception) through June 30, 2021.

Level 1 assets include investments in money market funds invested in government securities and Level 1 liabilities include Public Warrants. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. While the fair value of the Private Placement Warrants continues to be measured under a Monte Carlo simulation model, subsequent to the Public Warrants being traded on an active market, the fair value of the Public Warrants has since been based on the observable listed prices for such warrants. As of June 30, 2022 and December 31, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. For the three and six months ended June 30, 2022, the Company recognized a gain/(loss) in the unaudited condensed consolidated statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities of $6.2 million and $24.1 million, respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. For the three months ended June 30, 2021, and for the period from February 2, 2021 (inception) through June 30, 2021, the Company recognized a gain/(loss) in the unaudited condensed consolidated statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities of $3.5 million and $3.5 million, respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model with the volatility calculated by back solving in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022, is summarized as follows:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.76	$10.00
Volatility	7.59%	21.82%
Term	5.79	5.46
Risk-free rate	3.00%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$17,140,250
Change in fair value of derivative warrant liabilities	(10,305,950)
Derivative warrant liabilities at March 31, 2022	6,834,300
Change in fair value of derivative warrant liabilities	(3,481,460)
Derivative warrant liabilities at June 30, 2022	$3,352,840

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended June 30, 2021 and for the period February 2, 2021 (inception) through June 30, 2021, is summarized as follows:

Derivative warrant liabilities at February 2, 2021 (inception)	$-
Issuance of Public and Private Warrants	21,160,000
Loss upon issuance of Private Warrants	2,175,000
Change in fair value of derivative warrant liabilities	3,505,250
Derivative warrant liabilities at June 30, 2021	$26,840,250

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

As of June 30, 2022 and December 31, 2021, we had not commenced any operations. All activity to date relates to our formation and the preparation for initial public offering (the “Initial Public Offering”), described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $2.1 million in our operating bank account and working capital of approximately $2.0 million.

Our liquidity needs through June 30, 2022 have been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Units, the loan of approximately $126,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

For the three months ended June 30, 2022, we had net income of approximately $6,258,000, which consisted of approximately $6,242,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $438,000 of interest earned on investments held in the trust account, partially offset by approximately $393,000 in general and administrative expenses and $30,000 in general and administrative related party expenses.

For the three months ended June 30, 2021, we had net loss of approximately $6,418,000, which consisted of approximately $3,505,000 in non-operating loss resulting from the change in fair value of derivative warrant liabilities, $2,175,000 in loss upon issuance of private placement warrants, approximately $593,000 in offering costs associated with derivative warrant liabilities, and approximately $146,000 in general and administrative expenses, partially offset by approximately $1,000 of interest earned on investments held in trust account.

For the six months ended June 30, 2022, we had net income of approximately $23,830,000, which consisted of approximately $24,137,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $469,000 of interest earned on investments held in the trust account, partially offset by approximately $716,000 in general and administrative expenses and $60,000 in general and administrative related party expenses.

For the period from February 2, 2021 (inception) through June 30, 2021, we had net loss of approximately $6,454,000, which consisted of approximately $3,505,000 in non-operating loss resulting from the change in fair value of derivative warrant liabilities, $2,175,000 in loss upon issuance of private placement warrants, approximately $593,000 in offering costs associated with derivative warrant liabilities, and approximately $182,000 in general and administrative expenses, partially offset by approximately $1,000 of interest earned on investments held in trust account.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, there were $30,000 and $60,000, in fees incurred and paid under this agreement, respectively. For the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021, the Company did not incur any fees under this agreement. There was no outstanding payable balance as of June 30, 2022 and December 31, 2021.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations. The initial fair value of the Public Warrants and the Private Placement Warrants were estimated using a Monte Carlo simulation model. While the fair value of the Private Placement Warrants continues to be measured under a Monte Carlo simulation model, subsequent to the Public Warrants being traded on an active market, the fair value of the Public Warrants has since been based on the observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 2, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

On April 27, 2022, we entered into an Agreement for Services (the “Consulting Agreement”) with a consulting firm (the “Consultant”), pursuant to which the Consultant has agreed to provide certain consulting services relating to our Business Combination. Pursuant to the Consulting Agreement, in the event we consummate our Business Combination, we will pay the Consultant (1) a sum in the amount of $10,000 per month for certain services contemplated by the Consulting Agreement and (2) a sum in the amount of $300 per hour for certain additional services contemplated by the Consulting Agreement. We will pay the above described compensation via a one-time equity award (the “Award”), to one or more natural persons designated by the Consultant who have provided services to us pursuant to the Consulting Agreement, under the equity plan to be adopted by us in connection with the Business Combination for grants of awards to employees and service providers and approved by our shareholders (the “Plan”). The Award will be comprised of our fully vested Class A ordinary shares with an aggregate grant date value approximately equal to three times the total compensation, and will be granted upon the filing of the registration statement on Form S-8 registering shares available for delivery under the Plan, and in no event later than March 15 of the year immediately following the year in which our Business Combination is consummated. In the event we do not consummate the Business Consummation, the Consultant will not be entitled to any compensation.

Item 3. Defaults upon Senior Securities.

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

Dated: August 15, 2022	Rice Acquisition Corp. II

	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)