Form 10-Q
period 2022-09-30
Rice Acquisition Corp. II
filed 2022-11-10
CIK 1845437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 34,502,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

RICE ACQUISITION CORP. II

Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 2, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 2,2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURE		31

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$2,009,523	$2,570,409
Due from related party	7,960	7,960
Prepaid expenses	395,644	746,720
Total current assets	2,413,127	3,325,089
Investments held in Trust Account	347,036,376	345,044,341
Total Assets	$349,449,503	$348,369,430

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$62,590	$143,405
Accrued expenses	1,473,197	375,918
Total current liabilities	1,535,787	519,323
Deferred underwriting commissions in connection with the initial public offering	11,721,500	11,721,500
Derivative warrant liabilities	7,169,600	30,077,750
Total liabilities	20,426,887	42,318,573

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at redemption value of approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	346,910,376	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(18,381,260)	(38,559,114)
Total Rice Acquisition Corp. II deficit	(18,380,397)	(38,558,251)
Non-controlling interest in subsidiary	492,637	(390,892)
Total shareholders’ deficit	(17,887,760)	(38,949,143)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$349,449,503	$348,369,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from February 2, 2021 (inception) through September 30, 2021

General and administrative expenses	$1,122,613	$226,939	$1,838,426	$408,721
General and administrative expenses - related party	30,000	35,000	90,000	35,000
Loss from operations	(1,152,613)	(261,939)	(1,928,426)	(443,721)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(1,229,260)	(5,314,260)	22,908,150	(8,819,510)
Interest earned on investments held in Trust Account	1,523,302	8,698	1,992,035	9,643
Offering costs associated with derivative warrant liabilities	-	-	-	(592,641)
Loss upon issuance of Private Placement Warrants	-	-	-	(2,175,000)
Net income (loss)	(858,571)	(5,567,501)	22,971,759	(12,021,229)
Net income (loss) attributable to non-controlling interest in subsidiary	(33,022)	(214,135)	883,529	(462,355)
Net income (loss) attributable to Rice Acquisition Corp. II	$(825,549)	$(5,353,366)	$22,088,230	$(11,558,874)

Weighted average shares outstanding of Class A ordinary shares	34,502,500	34,502,500	34,502,500	15,549,710
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.02)	$(0.12)	$0.51	$(0.49)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,005,601
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.02)	$(0.12)	$0.51	$(0.49)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - December 31, 2021	2,500	$-	8,625,000	$863	$-	$(38,559,114)	$(390,892)	$(38,949,143)
Net income	-	-	-	-	-	16,896,518	675,861	17,572,379
Balance - March 31, 2022 (unaudited)	2,500	-	8,625,000	863	-	(21,662,596)	284,969	(21,376,764)
Net income	-	-	-	-	-	6,017,261	240,690	6,257,951
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(387,074)	-	(387,074)
Balance - June 30, 2022 (unaudited)	2,500	-	8,625,000	863	-	(16,032,409)	525,659	(15,505,887)
Net loss	-	-	-	-	-	(825,549)	(33,022)	(858,571)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,523,302)	-	(1,523,302)
Balance - September 30, 2022 (unaudited)	2,500	$-	8,625,000	$863	$-	$(18,381,260)	$492,637	$(17,887,760)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - February 2, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B ordinary shares to Sponsor	2,500	-	8,625,000	863	24,137	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(33,931)	(1,357)	(35,288)
Balance - March 31, 2021 (unaudited)	2,500	-	8,625,000	863	24,137	(33,931)	(357)	(9,288)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	-	-	-	-	(24,137)	(28,761,825)	-	(28,785,962)
Net loss	-	-	-	-	-	(6,171,577)	(246,863)	(6,418,440)
Balance - June 30, 2021 (unaudited)	2,500	-	8,625,000	863	-	(34,967,333)	(247,220)	(35,213,690)
Net loss	-	-	-	-	-	(5,353,366)	(214,135)	(5,567,501)
Balance - September 30, 2021 (unaudited)	2,500	$-	8,625,000	$863	$-	$(40,320,699)	$(461,355)	$(40,781,191)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from February 2, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$22,971,759	$(12,021,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	-	26,000
General and administrative expenses paid by related party under promissory note	-	9,360
Change in fair value of derivative warrant liabilities	(22,908,150)	8,819,510
Interest earned on securities held in Trust Account	(1,992,035)	(9,643)
Loss upon issuance of private placement warrants	-	2,175,000
Offering costs associated with warrants	-	592,641
Changes in operating assets and liabilities:
Prepaid expenses	351,076	(882,044)
Accounts payable	4,185	1,300
Accrued expenses	1,097,279	28,981
Net cash used in operating activities	(475,886)	(1,260,124)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,026,000)
Net cash used in investing activities	-	(345,026,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	10,900,000
Offering costs paid	(85,000)	(6,804,876)
Net cash provided by (used in) financing activities	(85,000)	349,095,124

Net change in cash	(560,886)	2,809,000

Cash - beginning of the period	2,570,409	-
Cash - end of the period	$2,009,523	$2,809,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$435,000
Offering costs paid by related party under promissory note	$-	$157,227
Deferred underwriting commissions	$-	$11,721,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Organization and General

Rice Acquisition Corp. II is a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. As used herein, the “Company” refers to Rice Acquisition Corp. II and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings II LLC (“OpCo”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity to date relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

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

Following the Initial Public Offering, the Public Shareholders (as defined below) will hold a direct economic equity ownership interest in the Company in the form of Class A ordinary shares, and an indirect ownership interest in Opco through the Company’s ownership of Class A Units of Opco. By contrast, the holders of the Company’s Founder Units and Sponsor Units (each as defined below in Note 4), including its officers and directors to the extent they hold such shares (the “Initial Shareholders”) will own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in the Company in the form of Class B ordinary shares, as well as a small direct interest through the Sponsor Units (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345,026,000 of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders agreed to vote their Founder Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Units and Public Shares in connection with the completion of a Business Combination.

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

Pursuant to the Opco LLC Agreement and a letter agreement that the Sponsor, and the Company’s officers and directors have entered into with the Company, the Sponsor, and the Company’s officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Units they hold if the Company fails to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame).

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $2.0 million in its operating bank account and working capital of approximately $0.9 million.

The Company’s liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Units (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation and Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of September 30, 2022 and December 31, 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of shareholders’ deficit.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(660,449)	$(165,100)	$(4,282,755)	$(1,070,611)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,502,500	8,625,000	34,502,500	8,625,000
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.12)	$(0.12)

	For the Nine Months Ended September 30, 2022		For the Period from February 2, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$17,670,840	$4,417,390	$(7,630,430)	$(3,928,444)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,502,500	8,625,000	15,549,710	8,005,601
Basic and diluted net income (loss) per ordinary share	$0.51	$0.51	$(0.49)	$(0.49)

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3. Initial Public Offering

On June 18, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, which included the full exercise of the underwriters’ option to purchase an additional 4,500,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.1 million, of which approximately $11.7 million and approximately $593,000 were for deferred underwriting commissions and offering costs allocated to the derivative warrant liabilities, respectively. Of the 34,500,000 Units sold, affiliates of Rice Investment Group had purchased 1,010,000 Units (the “Affiliated Units”) at the Initial Public Offering price. The underwriters did not receive any underwriting discounts or commissions on the 1,010,000 Affiliated Units.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Units until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on June 15, 2021, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, there were $30,000 and $90,000, in fees incurred and paid under this agreement, respectively. For the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021, there were $35,000 in fees incurred and paid under this agreement. There was no outstanding payable balance as of September 30, 2022 and December 31, 2021.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2022 and December 31, 2021.

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

Note 6. Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,502,500 Class A ordinary shares outstanding, of which 34,500,000 were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(10,260,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,525,962)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	28,785,962
Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	387,074
Class A ordinary shares subject to possible redemption, June 30, 2022	345,387,074
Increase in redemption value of Class A ordinary shares subject to redemption	1,523,302
Class A ordinary shares subject to possible redemption, September 30, 2022	$346,910,376

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Shareholders’ Deficit

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 34,502,500 Class A ordinary shares issued and outstanding, of which 34,500,000 Class A ordinary shares were subject to possible redemption that are classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 8,625,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A and Class B Units of Opco - For each Class B ordinary share there is a corresponding Class A or Class B Unit of Opco. In connection with an initial Business Combination, or in certain circumstances described in the Opco LLC Agreement, at specified times after, the Class B Units of Opco are expected to convert into Class A Units of Opco on a one-for-one basis, subject to adjustment. The Class A Units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for cash or into the Company’s Class A ordinary shares after the time of an initial Business Combination on a one-for-one basis. The Company’s Class B ordinary shares comprising the Founder Units and Sponsor Units cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. As of September 30, 2022 and December 31, 2021, there were 2,600 Class A Units of Opco issued and outstanding and 7,187,500 Class B Units of Opco issued and outstanding. In June 2021, Opco effected a distribution, resulting in an aggregate of 8,624,900 Class B Units of Opco issued and outstanding.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 8,625,000 Public Warrants and 10,900,000 Private Placement Warrants outstanding.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$347,036,376	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$2,749,650	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$4,419,950

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$345,044,341	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$12,937,500	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$17,140,250

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in August 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022 and during the period from February 2, 2021 (inception) through September 30, 2021.

Level 1 assets include investments in money market funds invested in government securities and Level 1 liabilities include Public Warrants. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. While the fair value of the Private Placement Warrants continues to be measured under a Black-Scholes option pricing model, subsequent to the Public Warrants being traded on an active market, the fair value of the Public Warrants has since been based on the observable listed prices for such warrants. As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants was estimated at their listed public trading price.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022, the Company recognized a gain (loss) in the unaudited condensed consolidated statements of operations resulting from a decrease (increase) in the fair value of derivative warrant liabilities of $1.2 million and $22.9 million, respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. For the three months ended September 30, 2021, and for the period from February 2, 2021 (inception) through September 30, 2021, the Company recognized a gain/(loss) in the unaudited condensed consolidated statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities of $(5.3 million) and $(8.8 million), respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.85	$10.00
Volatility	42.35%	21.82%
Term	5.54	5.46
Risk-free rate	4.00%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$17,140,250
Change in fair value of derivative warrant liabilities	(10,305,950)
Derivative warrant liabilities at March 31, 2022	6,834,300
Change in fair value of derivative warrant liabilities	(3,481,460)
Derivative warrant liabilities at June 30, 2022	3,352,840
Change in fair value of derivative warrant liabilities	1,067,110
Derivative warrant liabilities at September 30, 2022	$4,419,950

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021 and for the period February 2, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at February 2, 2021	$-
Issuance of Public and Private Placement Warrants	21,160,000
Loss upon issuance of Private Placement Warrants	2,175,000
Change in fair value of derivative warrant liabilities	3,505,250
Derivative warrant liabilities at June 30, 2021 (Unaudited)	26,840,250
Transfer of Public Warrants to Level 1	(11,471,250)
Change in fair value of derivative warrant liabilities	2,985,510
Derivative warrant liabilities at September 30, 2021 (Unaudited)	$18,354,510

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

As of September 30, 2022 and December 31, 2021, we had not commenced any operations. All activity to date relates to our formation and the preparation for initial public offering (the “Initial Public Offering”), described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $2.0 million in our operating bank account and working capital of approximately $0.9 million.

Our liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Units, the loan of approximately $126,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements.

Results of Operations

Our entire activity to date was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2022, we had net loss of approximately $0.8 million, which consisted of approximately $1.2 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $1.1 million in general and administrative expenses and $30,000 in general and administrative expenses – related party, offset by approximately $1.5 million of interest earned on investments held in the trust account.

For the three months ended September 30, 2021, we had net loss of approximately $5.4 million, which consisted of approximately $5.3 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $262,000 in general and administrative expenses and $35,000 in general and administrative expenses – related party, partially offset by approximately $9,000 of interest earned on investments held in the trust account.

For the nine months ended September 30, 2022, we had net income of approximately $22.1 million, which consisted of approximately $22.9 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $2.0 million of interest earned on investments held in the trust account, partially offset by approximately $1.8 million in general and administrative expenses and $90,000 in general and administrative related party expenses.

For the period from February 2, 2021 (inception) through September 30, 2021, we had net loss of approximately $11.6 million, which consisted of approximately $8.8 million non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $2.2 million in loss upon issuance of private placement warrants, approximately $593,000 in offering costs associated with derivative warrant liabilities, approximately $409,000 in general and administrative expenses and $35,000 in general and administrative expenses – related party, partially offset by approximately $10,000 of interest earned on investments held in trust account.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, there were $30,000 and $90,000, in fees incurred and paid under this agreement, respectively. For the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021, there were $35,000 in fees incurred and paid under this agreement. There was no outstanding payable balance as of September 30, 2022 and December 31, 2021.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2022	Rice Acquisition Corp. II

	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)