Form 10-K
period 2022-12-31
Rice Acquisition Corp. II
filed 2023-03-02
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $336.7 million.

As of February 15, 2023, 34,502,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to an acquisition opportunity jointly with our sponsor, or one or more affiliates, including Rice Investment Group and/or one or more of its portfolio companies;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any securities of our company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any securities issued by our company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of our company or any of our subsidiaries, and including Opco Units;

●	“founder units” are to the Class B Units of Opco initially issued in a private placement to our sponsor prior to our initial public offering (or the Class A Units of Opco into which such Class B Units will convert) and a corresponding number of our non-economic Class B ordinary shares;

●	“initial shareholders” are to holders of our founder units and sponsor units prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“Opco” are to Rice Acquisition Holdings II LLC;

●	“Opco Units” are to the Class A Units and Class B Units of Opco;

●	“Ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering and, unless otherwise stated herein, the 2,500 Class A ordinary shares forming part of the sponsor units, which collectively represent 100% of the economic interests in Rice Acquisition Corp. II;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering;

●	“Rice Investment Group” are a multi-strategy fund controlled by the Rice family and other members of our management focused on a diverse array of energy related investments, including energy transition investments;

●	“sponsor” are to Rice Acquisition Sponsor II LLC, a Delaware limited liability company. Our sponsor is controlled by its managing members, Daniel Joseph Rice, IV and J. Kyle Derham, and owned by members of our management and other individuals and is an affiliate of Rice Investment Group;

●	“sponsor units” are to the 100 Class A Units of Opco and corresponding number of our non-economic Class B ordinary shares (which together will be exchangeable into Class A ordinary shares after our initial business combination on a one-for-one basis) and the 2,500 Class A ordinary shares purchased by our sponsor in a private placement prior to our initial public offering;

●	“Trust Account” are to the trust account established at the consummation of our initial public offering that holds the net proceeds of the sale of the units in our initial public offering and of the private placement warrants in the private placement and that is maintained by Continental Stock Transfer & Trust Company, acting as trustee; and

●	“we,” “us,” “company” or “our company” are to Rice Acquisition Corp. II and Opco.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses if we do not complete our proposed business combination with NET Power, LLC, a Delaware limited liability company (“NET Power”);

●	our ability to complete our proposed business combination with NET Power or any other initial business combination;

●	our expectations around the performance of NET Power or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if we do not complete our proposed business combination with NET Power;

●	our ability to consummate an initial business combination due to the uncertainty resulting from general economic conditions and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases, such as the coronavirus (COVID-19));

●	the ability of our officers and directors to generate a number of potential investment opportunities if we do not complete our proposed business combination with NET Power;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

iii

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

Proposed Business Combination

On December 13, 2022, we entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among RONI, Opco, Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Opco (“RONI Buyer”), Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of RONI Buyer (“Merger Sub”) and NET Power.

The Business Combination Agreement and the Business Combination were unanimously approved by the boards of directors of each of RONI and NET Power. Pursuant to the Business Combination Agreement, among other things:

(i)	RONI will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, upon which, (a) RONI will change its name to “NET Power Inc.”, (b) each then issued and outstanding Class A ordinary share of a par value $0.0001 each in the capital of RONI will convert automatically, on a one-for-one basis, to a share of Class A common stock, par value $0.0001 per share, of RONI (“Class A Common Stock”), (c) each then issued and outstanding Class B ordinary share of a par value $0.0001 each in the capital of RONI will convert automatically, on a one-for-one basis, to a share of Class B common stock, par value $0.0001 per share, of RONI (“Class B Common Stock”), and (d) each issued and outstanding warrant to purchase one Class A ordinary share in the capital of RONI at a price of $11.50 per share will convert automatically, on a one-for-one basis, into a whole warrant exercisable for one share of Class A Common Stock;

(ii)	Following RONI’s domestication, Opco will change its jurisdiction of formation by deregistering as a Cayman Islands limited liability company and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (together with RONI’s domestication, the “Domestications”), upon which, (a) Opco will change its name to “NET Power Operations LLC”, (b) each then issued and outstanding Class A Unit of Opco will convert automatically, on a one-for-one basis, to a Class A Unit of Opco as issued and outstanding pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Opco to be entered into in connection with the closing of the Business Combination (the “A&R LLC Agreement”), and (c) each then issued and outstanding Class B Unit of Opco will convert automatically, on a one-for-one basis, to either (i) a Class A Unit of Opco as issued and outstanding pursuant to the A&R LLC Agreement or (ii) a Class B Unit of Opco as issued and outstanding pursuant to the terms of the A&R LLC Agreement; and

(iii)	Following the Domestications, Merger Sub will merge with and into NET Power, with NET Power surviving the merger as a direct, wholly owned subsidiary of RONI Buyer, on the terms and subject to the conditions of the certificate of merger, pursuant to which (a) all of the equity interests of NET Power that are issued and outstanding immediately prior to the Business Combination will, in connection with the Business Combination, be cancelled, cease to exist and be converted into the right to receive an aggregate of 135,698,078 Class A Units of Opco and an equivalent number of shares of Class B Common Stock (one share of Class B Common Stock together with one Class A Unit or Class B Unit of Opco, a “RONI Interest”), subject to adjustment for (i) NET Power shares issued pursuant to the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among NET Power; RONI; Opco; Nuovo Pignone International, S.r.l., an Italian limited liability company; and Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company, as of the date on which the closing of the transactions contemplated by the Business Combination Agreement occurs (the “Closing Date”) and (ii) cash funding raised by NET Power following entry into the Business Combination Agreement and retained on its books as of the Closing Date, as allocated pursuant to the Business Combination Agreement, and (b) any equity interests of NET Power that are held in the treasury of NET Power or owned by any subsidiary of NET Power immediately prior to the Business Combination will be cancelled and cease to exist.

Following the Business Combination, holders of Class A Units of Opco (other than RONI) will have the right (an “exchange right”), subject to certain limitations, to exchange RONI Interests for, at RONI’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. RONI’s decision to make a cash payment or issue shares upon an exercise of an exchange right will be made by RONI’s independent directors, and such decision will be based on facts in existence at the time of the decision, which RONI expects would include the relative value of the Class A Common Stock (including trading prices for the Class A Common Stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Class A Units of Opco and alternative uses for such cash, among other considerations.

Holders of Class A Units of Opco (other than RONI) will generally be permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving more than a specified number of Class A Units of Opco (subject to RONI’s discretion to permit exchanges of a lower number of units) may occur at any time upon ten business days’ advanced notice. The exchange rights will be subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon RONI and ensure that Opco will continue to be treated as a partnership for U.S. federal income tax purposes.

For additional information regarding NET Power, the Business Combination and the transactions contemplated thereby, see the registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of RONI initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2022.

Other than as specifically discussed, this Report does not assume the closing of the Business Combination.

Market Opportunity

We have focused our search for a target business in the broadly defined energy transition or sustainability arena. Specifically, we have concentrated our search on supply-side solutions and innovations that enable the economy to decarbonize in sectors that include renewable fuels, sustainable chemical production and feedstocks, carbon capture, utilization and storage technology and equipment, applications, infrastructure and technology focused on reducing the carbon intensity of fuels, energy production methods, and industrial processes. We believe the recent capital market and investment activity directed at energy transition has focused on end-market applications such as vehicle electrification, energy efficiency for consumers and sustainable and eco-conscious products. These trends are important to the overall success of the energy transition; however, their adoption and commercial development require more focus on the production and supply of clean fuels, sustainable energy and industrial applications and infrastructure. We believe traditional renewable electricity generation from wind and solar will continue growing market share. These sources are ultimately limited by geography and intermittency, and will not solve the renewable energy needs of several sub-sectors of the economy less likely to electrify. Our focus on renewable fuels and sustainable chemical production will serve to bolster and complement the rapid development of wind and solar. Our management’s history and track record of owning and building successful energy production companies provides us with unique and differentiated insights into how the traditional fossil fuel-based energy value chain is changing to accommodate for a lower carbon footprint and a more sustainable future.

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

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company whose principal effort is developing and advancing the objectives of global decarbonization while generating attractive risk-adjusted returns for our shareholders. We believe that our proposed business combination with NET Power is consistent with our business strategy. Our acquisition strategy leverages our management team’s and Rice Investment Group’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the renewable and energy industries could effect a positive transformation or augmentation of existing businesses or properties. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’s overall value proposition. We utilize the network and industry experience of our management team and Rice Investment Group in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates, including Rice Investment Group, have developed a broad network of contacts and corporate relationships that we believe serves as a useful source of acquisition opportunities. In addition to industry and lending community relationships, we leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe provide us with a number of business combination opportunities.

Our management team and board of directors have an extensive network of contacts that they leverage in their efforts in identifying an attractive target with operations in a sustainability related sector. We believe this existing network and long history of working together are advantages in sourcing potential business combination targets. We also believe that our management team’s reputation, experience and track record make us a preferred counterparty for public and private companies with operations in a sustainability related sector. We also believe many privately held and publicly traded companies consider the Rice Investment Group to be a trustworthy partner and recognize the firm’s ability to support value and enhance returns.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

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

Our sponsor and its affiliates manage numerous investment vehicles, which may compete with us for acquisition opportunities, and if pursued by them, we may be precluded from such opportunities for our initial business combination. In addition, our sponsor, officers and directors, as well as Rice Investment Group and its portfolio companies, may sponsor, form or participate in other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination, particularly in the event there is overlap among investment mandates. In particular, affiliates of our sponsor and certain of our officers and directors formed and sponsored Rice Acquisition Corp. (“Rice I”), a blank check company like our company that was formed to consummate an initial business combination. Rice I completed its initial public offering in October 2020, in which it sold 23,725,000 units, each consisting of one share of Class A common stock of Rice I and one-half of one redeemable warrant to purchase one share of Class A common stock of Rice I, for an offering price of $10.00 per unit, generating aggregate proceeds of $237,250,000. On September 15, 2021, Rice I completed its business combination transaction with Aria Energy LLC and Archaea Energy LLC, which created an industry-leading renewable natural gas platform. Following the business combination (the “Rice I Business Combination”), the combined company was renamed “Archaea Energy Inc.” and was acquired by BP Products North America Inc. in December 2022. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company), Opco Units (and corresponding Class B ordinary shares) or for a combination of our Class A ordinary shares, Opco Units (and corresponding Class B ordinary shares) and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

Upon the closing of our initial public offering, approximately $345 million of the net proceeds were placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than the potential availability of the backstop arrangement with our sponsor and arrangement with the certain investors (the “PIPE Investors”) that agreed to subscribe for and purchase from RONI, and RONI has agreed to issue and sell to the PIPE Investors, an aggregate of 22,545,000 newly issued shares of Class A Common Stock for an aggregate purchase price of $225,400,000, on the terms and subject to the conditions set forth in the subscription agreements entered into as part of our Business Combination, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds of the IPO held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from the Trust Account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Competition

On December 13, 2022, we entered into the Business Combination Agreement; however, the consummation of the Business Combination is subject to various terms and conditions and may not be successfully completed. In the event the Business Combination is not consummated, we will need to identify another target business. In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information called for by this Item. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading; and

●	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the business combination.

For more information about our risk factors, see Item 1A of Part I in our Annual Report on Form 10-K for the period ended December 31, 2021 and the section titled “Risk Factors” contained in our Amendment No. 1 to the Registration Statement on Form S-4, filed on February 2, 2023, as the same may be amended or supplemented, with respect to our initial business combination.

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

On February 15, 2023, there was one holder of record of our units, two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

Simultaneously with the consummation of our initial public offering, we consummated the private placement, generating gross proceeds to the Company of $10.9 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

As of December 31, 2022, we had not commenced any operations. All activity to date relates to our formation and the preparation for initial public offering (the “Initial Public Offering”), described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). We have selected December 31 as its fiscal year end.

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

Proposed Business Combination

On December 13, 2022, we entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among RONI, Opco, Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Opco (“RONI Buyer”), Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of RONI Buyer (“Merger Sub”) and NET Power.

The Business Combination Agreement and the Business Combination were unanimously approved by the boards of directors of each of RONI and NET Power. Pursuant to the Business Combination Agreement, among other things:

(iv)	RONI will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, upon which, (a) RONI will change its name to “NET Power Inc.”, (b) each then issued and outstanding Class A ordinary share of a par value $0.0001 each in the capital of RONI will convert automatically, on a one-for-one basis, to a share of Class A common stock, par value $0.0001 per share, of RONI (“Class A Common Stock”), (c) each then issued and outstanding Class B ordinary share of a par value $0.0001 each in the capital of RONI will convert automatically, on a one-for-one basis, to a share of Class B common stock, par value $0.0001 per share, of RONI (“Class B Common Stock”), and (d) each issued and outstanding warrant to purchase one Class A ordinary share in the capital of RONI at a price of $11.50 per share will convert automatically, on a one-for-one basis, into a whole warrant exercisable for one share of Class A Common Stock;

(v)	Following RONI’s domestication, Opco will change its jurisdiction of formation by deregistering as a Cayman Islands limited liability company and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (together with RONI’s domestication, the “Domestications”), upon which, (a) Opco will change its name to “NET Power Operations LLC”, (b) each then issued and outstanding Class A Unit of Opco will convert automatically, on a one-for-one basis, to a Class A Unit of Opco as issued and outstanding pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Opco to be entered into in connection with the closing of the Business Combination (the “A&R LLC Agreement”), and (c) each then issued and outstanding Class B Unit of Opco will convert automatically, on a one-for-one basis, to either (i) a Class A Unit of Opco as issued and outstanding pursuant to the A&R LLC Agreement or (ii) a Class B Unit of Opco as issued and outstanding pursuant to the terms of the A&R LLC Agreement; and

(vi)	Following the Domestications, Merger Sub will merge with and into NET Power, with NET Power surviving the merger as a direct, wholly owned subsidiary of RONI Buyer, on the terms and subject to the conditions of the certificate of merger, pursuant to which (a) all of the equity interests of NET Power that are issued and outstanding immediately prior to the Business Combination will, in connection with the Business Combination, be cancelled, cease to exist and be converted into the right to receive an aggregate of 135,698,078 Class A Units of Opco and an equivalent number of shares of Class B Common Stock (one share of Class B Common Stock together with one Class A Unit or Class B Unit of Opco, a “RONI Interest”), subject to adjustment for (i) NET Power shares issued pursuant to the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among NET Power; RONI; Opco; Nuovo Pignone International, S.r.l., an Italian limited liability company; and Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company, as of the date on which the closing of the transactions contemplated by the Business Combination Agreement occurs (the “Closing Date”) and (ii) cash funding raised by NET Power following entry into the Business Combination Agreement and retained on its books as of the Closing Date, as allocated pursuant to the Business Combination Agreement, and (b) any equity interests of NET Power that are held in the treasury of NET Power or owned by any subsidiary of NET Power immediately prior to the Business Combination will be cancelled and cease to exist.

Following the Business Combination, holders of Class A Units of Opco (other than RONI) will have the right (an “exchange right”), subject to certain limitations, to exchange RONI Interests for, at RONI’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. RONI’s decision to make a cash payment or issue shares upon an exercise of an exchange right will be made by RONI’s independent directors, and such decision will be based on facts in existence at the time of the decision, which RONI expects would include the relative value of the Class A Common Stock (including trading prices for the Class A Common Stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Class A Units of Opco and alternative uses for such cash, among other considerations.

Holders of Class A Units of Opco (other than RONI) will generally be permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving more than a specified number of Class A Units of Opco (subject to RONI’s discretion to permit exchanges of a lower number of units) may occur at any time upon ten business days’ advanced notice. The exchange rights will be subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon RONI and ensure that Opco will continue to be treated as a partnership for U.S. federal income tax purposes.

For additional information regarding NET Power, the Business Combination and the transactions contemplated thereby, see the registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of RONI initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2022.

Other than as specifically discussed, this Report does not assume the closing of the Business Combination.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchases, and the Company agreed to issue and sell to such investors, immediately prior to the closing of the Business Combination, an aggregate of 22,545,000 newly issued shares of Class A Common Stock for an aggregate purchase price of $225,450,000, on the terms and subject to the conditions set forth in the Subscription Agreements.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $1.6 million in our operating bank account and a working capital deficit of approximately $3.1 million.

Our liquidity needs through December 31, 2021 have been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $126,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements.

Results of Operations

Our entire activity to date was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the year ended December 31, 2022, we had net income of approximately $4.2 million, which consisted of approximately $5.2 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $4.9 million of interest earned on investments held in the trust account, partially offset by approximately $5.8 million in general and administrative expenses and $120,000 in general and administrative related party expenses. Of the approximately $4.2 million net income, approximately $4.1 million of it is attributable to Rice Acquisition Corp. II while the remaining approximately $163,000 is attributable to a non-controlling interest in a subsidiary.

For the period from February 2, 2021 (inception) through December 31, 2021, we had net loss of approximately $10.2 million, which consisted of approximately $6.7 million non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $2.2 million in loss upon issuance of private placement warrants, approximately $593,000 in offering costs associated with derivative warrant liabilities, and approximately $697,000 in general and administrative expenses, partially offset by approximately $18,000 of interest earned on investments held in the trust account. Of the approximately $10.2 million net loss, approximately $9.8 million of it is attributable to Rice Acquisition Corp. II while the remaining approximately $392,000 is attributable to a non-controlling interest in a subsidiary.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, there were $120,000 and $65,000 in fees incurred and paid under this agreement, respectively. There was no outstanding payable balance as of December 31, 2022 and 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provides that currently, we will not redeem our Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer, and effected by our board of directors and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9b. other information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
J. Kyle Derham*	35	Chief Executive Officer and Director
James Wilmot Rogers*	42	Chief Financial Officer and Chief Accounting Officer
Daniel Joseph Rice, IV	42	Director
Jide Famuagun	43	Independent Director
Carrie M. Fox	39	Independent Director
James Lytal	65	Independent Director

*	Denotes an executive officer.

J. Kyle Derham. Mr. Derham has served as our Chief Executive Officer since February 2022; prior to that, he served as our Chief Financial Officer from February 2021 to February 2022. Mr. Derham is a Partner of Rice Investment Group. Mr. Derham was a director of Archaea Energy Inc. from September 2021 until December 2022 when Archaea Energy Inc. was acquired by BP Products North America Inc. Mr. Derham, as part of certain members of the Rice Investment Group, led the shareholder campaign in 2019 to revamp the strategic direction of EQT and elect a majority slate of director candidates to the board of EQT, the largest operator of natural gas production in the United States. Following the campaign, Mr. Derham served as interim Chief Financial Officer of EQT and subsequently served as a strategic advisor to the company. Mr. Derham previously served as Vice President, Corporate Development and Finance of Rice Energy Inc. (“Rice Energy”) and Rice Midstream Partners LP (“Rice Midstream”) from January 2014 through November 2017. Through his various roles working alongside the Rice family, Mr. Derham has focused on evaluating, structuring and negotiating key acquisitions and execution of critical strategic initiatives to generate attractive risk adjusted returns for investors. Mr. Derham also has experience as a private equity investor, working as an associate at First Reserve and as an investment banker at Barclays Investment Bank.

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

Daniel Joseph Rice, IV. Mr. Rice has over 15 years of experience in the energy industry. Mr. Rice is a Partner of Rice Investment Group and served as Chief Executive Officer of Rice Energy from October 2013 through the completion of its acquisition by EQT in November 2017. Prior to his role as Chief Executive Officer of Rice Energy, Mr. Rice served as Chief Operating Officer of Rice Energy from October 2012 through September 2013 and as Vice President and Chief Financial Officer of Rice Energy from October 2008 through September 2012. Mr. Rice oversaw Rice Energy’s growth from start-up through its $1 billion initial public offering in 2014 and eventual $8.2 billion sale to EQT in 2017. Mr. Rice also oversaw the creation and growth of Rice Midstream, which was acquired by EQM for $2.4 billion in 2018. Mr. Rice established Rice Energy’s strategic framework for value creation, which yielded success for its shareholders and employees. He has utilized his operating and growth strategy formulation experience as the founder of Rice Energy to help portfolio companies of Rice Investment Group to refine and optimize their business strategies in order to profitably grow. Prior to joining Rice Energy, he was an investment banker for Tudor Pickering Holt & Co. in Houston and held finance and strategic roles with Transocean Ltd. and Tyco International plc. Mr. Rice is currently a director of EQT and Whiting Petroleum and was previously a director of Archaea Energy Inc. from September 2021 until December 2022 when Archaea Energy Inc. was acquired by BP Products North America Inc.

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

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of J. Kyle Derham and Jide Famuagun, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Daniel Joseph Rice, IV and Carrie M. Fox, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of James Lytal, will expire at our third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Jide Famuagun, Carrie M. Fox and James Lytal are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Jide Famuagun, Carrie M. Fox and James Lytal serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Jide Famuagun, Carrie M. Fox and James Lytal are independent.

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

Compensation Committee

Jide Famuagun, Carrie M. Fox and James Lytal serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Jide Famuagun, Carrie M. Fox and James Lytal are independent. Jide Famuagun serves as chair of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Jide Famuagun, Carrie M. Fox and James Lytal. Carrie M. Fox serves as chair of the nominating and corporate governance committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 15, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,502,500 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 8,625,000 Class B ordinary shares outstanding as of February 15, 2023. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned(1)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Rice Acquisition Sponsor II LLC (our sponsor)(2)	8,535,000	98.9%	2,500	*
J. Kyle Derham(2)	8,535,000	98.9%	2,500	*
James Wilmot Rogers	—	—	—	—
Jide Famuagun	30,000	*	—	—
Carrie M. Fox	30,000	*	—	—
James Lytal	30,000	*	—	—
Daniel Joseph Rice, IV(2)	8,535,000	98.9%	2,500	*
All officers and directors as a group (six individuals)(2)	8,625,000	100.0%	2,500	*

*	Less than one percent.

(1)	The interests shown consist of founder units and sponsor units. The Class A Units of Opco (and corresponding Class B ordinary shares) comprising such shares will be exchangeable for Class A ordinary shares after the time of our initial business combination on a one-for-one basis, subject to adjustment.

(2)	Rice Acquisition Sponsor II LLC is the record holder of the shares reported herein. Daniel Joseph Rice, IV and J. Kyle Derham are the managing members of Rice Acquisition Sponsor II LLC. The business address of Rice Acquisition Sponsor II LLC and Messrs. Derham and Rice is 102 East Main Street, Second Story, Carnegie, Pennsylvania 15106.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled approximately $91,000 and $137,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum $3,900 in tax fees for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021. These fees were for the preparation of our Passive Foreign Investment Company form as we are a Cayman domiciled entity. We expect to incur $4,000 of similar fees in 2023 with Withum for the same requirement.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 13, 2022, by and among RONI, Opco, RONI Buyer, Merger Sub and NET Power. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (2)

4.1	Warrant Agreement, dated June 15, 2021, between the Company, Opco and Continental Stock Transfer & Trust Company, as warrant agent. (2)

4.2	Specimen Unit Certificate. (3)

4.3	Specimen Class A Ordinary Share Certificate. (3)

4.4	Specimen Warrant Certificate. (3)

4.5	Description of Registrant’s Securities. (4)

10.1	Investment Management Trust Agreement, dated June 15, 2021, between the Company, Opco and Continental Stock Transfer & Trust Company, as trustee. (2)

10.2	Registration Rights Agreement, dated June 15, 2021, among the Company, the Sponsor and certain other security holders named therein. (2)

10.3	Private Placement Warrants Purchase Agreement, dated June 15, 2021, between the Company, Opco and the Sponsor. (2)

10.4	Letter Agreement, dated June 15, 2021, among the Company, its officers and directors and the Sponsor. (2)

10.5	Administrative Services Agreement, dated June 15, 2021, between the Company, Opco and the Sponsor. (2)

10.6	Promissory Note, dated February 8, 2021, issued to Sponsor by Opco. (3)

10.7	Amended and Restated Limited Liability Company Agreement of Opco, dated June 15, 2021. (2)

10.8	Form of Indemnity Agreement. (3)

10.9	Sponsor Letter Agreement, dated as of December 13, 2022, by and among sponsor, RONI, Opco, NET Power and certain insiders of RONI. (1)

10.10	Support Agreement, dated as of December 13, 2022, by and among RONI, sponsor, NET Power and the other persons whose names appear therein. (1)

10.11	Form of Subscription Agreement. (1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 14, 2022.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021.

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 3, 2021.

(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2022.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2023

Rice Acquisition Corp. II

/s/ J. Kyle Derham
Name:	J. Kyle Derham
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Kyle Derham	Chief Executive Officer and Director	March 1, 2023
J. Kyle Derham	(Principal Executive Officer)

/s/ James Wilmot Rogers	Chief Financial Officer and Chief Accounting Officer	March 1, 2023
James Wilmot Rogers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Joseph Rice, IV	Director	March 1, 2023
Daniel Joseph Rice, IV

/s/ Jide Famuagun	Director	March 1, 2023
Jide Famuagun

/s/ Carrie M. Fox	Director	March 1, 2023
Carrie M. Fox

/s/ James Lytal	Director	March 1, 2023
James Lytal

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3

Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-4

Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Rice Acquisition Corp. II

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rice Acquisition Corp. II (the “Company”) as of December 31, 2022, and 2021 the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 18, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 1, 2023

PCAOB ID Number 100

RICE ACQUISITION CORP. II

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Assets:
Current assets:
Cash	$1,627,877	$2,570,409
Due from related party	7,960	7,960
Prepaid expenses	272,546	746,720
Total current assets	1,908,383	3,325,089
Investments held in Trust Account	349,942,773	345,044,341
Total Assets	$351,851,156	$348,369,430

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$31,780	$143,405
Accrued expenses	4,986,852	375,918
Total current liabilities	5,018,632	519,323
Deferred underwriting commissions in connection with the initial public offering	11,721,500	11,721,500
Derivative warrant liabilities	24,832,440	30,077,750
Total liabilities	41,572,572	42,318,573

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at redemption value of approximately $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	349,816,773	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,500 shares issued and outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2022 and 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(39,310,765)	(38,559,114)
Total Rice Acquisition Corp. II deficit	(39,309,902)	(38,558,251)
Non-controlling interest in subsidiary	(228,287)	(390,892)
Total shareholders’ deficit	(39,538,189)	(38,949,143)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$351,851,156	$348,369,430

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 2, 2021 (inception) through December 31, 2021

General and administrative expenses	$5,796,015	$632,131
General and administrative expenses - related party	120,000	65,000
Loss from operations	(5,916,015)	(697,131)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,245,310	(6,742,750)
Interest earned on investments held in Trust Account	4,898,432	18,341
Offering costs associated with derivative warrant liabilities	-	(592,641)
Loss upon issuance of Private Placement Warrants	-	(2,175,000)
Net income (loss)	4,227,727	(10,189,181)
Net income (loss) attributable to non-controlling interest in subsidiary	162,605	(391,892)
Net income (loss) attributable to Rice Acquisition Corp. II	$4,065,122	$(9,797,289)

Weighted average shares outstanding of Class A ordinary shares	34,502,500	20,412,350
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.09	$(0.35)
Weighted average shares outstanding of Class B ordinary shares	8,625,000	7,984,399
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.09	$(0.35)

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - February 2, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B ordinary shares to Sponsor	2,500	-	8,625,000	863	24,137	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Accretion of Class A ordinary shares subject to possible redemption to redemption value	-	-	-	-	(24,137)	(28,761,825)	-	(28,785,962)
Net loss	-	-	-	-	-	(9,797,289)	(391,892)	(10,189,181)
Balance - December 31, 2021	2,500	-	8,625,000	863	-	(38,559,114)	(390,892)	(38,949,143)
Increase in redemption value of Class A ordinary shares subject to redemption	-	-	-	-	-	(4,816,773)	-	(4,816,773)
Net income	-	-	-	-	-	4,065,122	162,605	4,227,727
Balance - December 31, 2022	2,500	$-	8,625,000	$863	$-	$(39,310,765)	$(228,287)	$(39,538,189)

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 2, 2021 (Inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$4,227,727	$(10,189,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	-	26,000
General and administrative expenses paid by related party under promissory note	-	9,360
Change in fair value of derivative warrant liabilities	(5,245,310)	6,742,750
Interest earned on securities held in Trust Account	(4,898,432)	(18,341)
Loss upon issuance of private placement warrants	-	2,175,000
Offering costs associated with warrants	-	592,641
Changes in operating assets and liabilities:
Due from related party	-	(7,960)
Prepaid expenses	474,174	(746,720)
Accounts payable	(26,625)	58,405
Accrued expenses	4,610,934	25,918
Net cash used in operating activities	(857,532)	(1,332,128)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,026,000)
Net cash used in investing activities	-	(345,026,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	10,900,000
Repayment of note payable to related parties	-	(166,587)
Offering costs paid	(85,000)	(6,804,876)
Net cash provided by (used in) financing activities	(85,000)	348,928,537

Net change in cash	(942,532)	2,570,409

Cash - beginning of the period	2,570,409	-
Cash - end of the period	$1,627,877	$2,570,409

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$350,000
Offering costs paid by related party under promissory note	$-	$157,227
Deferred underwriting commissions	$-	$11,721,500

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity to date relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Rice Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 15, 2021. On June 18, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 4,500,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.1 million, of which approximately $11.7 million and approximately $593,000 were for deferred underwriting commissions (see Note 5) and offering costs allocated to the derivative warrant liabilities, respectively.

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

Following the Initial Public Offering, the Public Shareholders (as defined below) will hold a direct economic equity ownership interest in the Company in the form of Class A ordinary shares, and an indirect ownership interest in Opco through the Company’s ownership of Class A Units of Opco. By contrast, the holders of the Company’s Founder Shares and Sponsor Shares (each as defined below in Note 4), including officers and directors to the extent they hold such shares (the “Initial Shareholders”), will own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in the Company in the form of Class B ordinary shares, as well as a small direct interest through the Sponsor Shares (see Note 4).

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

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements.

Proposed Business Combination

On December 13, 2022, Rice Acquisition Corp. II, a Cayman Islands exempted company (“RONI”), entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Proposed Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Proposed Business Combination”), by and among RONI, Rice Acquisition Holdings II LLC, a Cayman Islands exempted company and majority-owned and controlled operating subsidiary of RONI (“RONI Opco”), Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of RONI Opco (“RONI Buyer”), Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of RONI Buyer (“Merger Sub”), and NET Power, LLC, a Delaware limited liability company (“NET Power”). Pursuant to the Proposed Business Combination Agreement, among other things:

(i)	RONI will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, upon which (a) RONI will change its name to “NET Power Inc.” (the “combined company”), (b) each then issued and outstanding Class A ordinary share of a par value $0.0001 each in the capital of RONI will convert automatically, on a one-for-one basis, to a share of Class A common stock, par value $0.0001 per share, of RONI (“Class A Common Stock”), (c) each then issued and outstanding Class B ordinary share of a par value $0.0001 each in the capital of RONI will convert automatically, on a one-for-one basis, to a share of Class B common stock, par value $0.0001 per share, of RONI (“Class B Common Stock”), and (d) each issued and outstanding warrant to purchase one Class A ordinary share in the capital of RONI at a price of $11.50 per share will convert automatically, on a one-for-one basis, into a whole warrant exercisable for one share of Class A Common Stock;

(ii)	Following RONI’s domestication, RONI Opco will change its jurisdiction of formation by deregistering as a Cayman Islands limited liability company and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (together with RONI’s domestication, the “Domestications”), upon which, (a) RONI Opco will change its name to “NET Power Holdings LLC”, (b) each then issued and outstanding Class A Unit of RONI Opco will convert automatically, on a one-for-one basis, to a Class A Unit of RONI Opco as issued and outstanding pursuant to the terms of A&R LLC Agreement (as defined below), and (c) each then issued and outstanding Class B Unit of RONI Opco will convert automatically, on a one-for-one basis, to either (i) a Class A Unit of RONI Opco as issued and outstanding pursuant to the A&R LLC Agreement or (ii) a Class B Unit of RONI Opco as issued and outstanding pursuant to the terms of the A&R LLC Agreement; and

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

(iii)	Following the Domestications, Merger Sub will merge with and into NET Power, with NET Power surviving the merger as a direct, wholly owned subsidiary of RONI Buyer, on the terms and subject to the conditions of the certificate of merger, pursuant to which (a) all of the equity interests of NET Power that are issued and outstanding immediately prior to the Proposed Business Combination will, in connection with the Proposed Business Combination, be cancelled, cease to exist and be converted into the right to receive an aggregate of 135,698,078 Class A Units of RONI Opco and an equivalent number of shares of Class B Common Stock (one share of Class B Common Stock together with one Class A Unit or Class B Unit of RONI Opco, a “RONI Interest”), subject to adjustment for (i) NET Power shares issued pursuant to the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among NET Power; RONI; Opco; Nuovo Pignone International, S.r.l., an Italian limited liability company; and Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company, as of the Closing Date and (ii) cash funding raised by NET Power following entry into the Proposed Business Combination Agreement and retained on its books as of the Closing Date, as allocated pursuant to the Proposed Business Combination Agreement, and (b) any equity interests of NET Power that are held in the treasury of NET Power or owned by any subsidiary of NET Power immediately prior to the Proposed Business Combination will be cancelled and cease to exist.

Following the Proposed Business Combination, holders of Class A Units of RONI Opco (other than RONI) will have the right (an “exchange right”), subject to certain limitations, to exchange RONI Interests for, at RONI’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like (collectively, “adjustments”), or (ii) a corresponding amount of cash. RONI’s decision to make a cash payment or issue shares upon an exercise of an exchange right will be made by RONI’s independent directors, and such decision will be based on facts in existence at the time of the decision, which RONI expects would include the relative value of the Class A Common Stock (including trading prices for the Class A Common Stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Class A Units of RONI Opco and alternative uses for such cash, among other considerations.

Holders of Class A Units of RONI Opco (other than RONI) will generally be permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving more than a specified number of Class A Units of RONI Opco (subject to RONI’s discretion to permit exchanges of a lower number of units) may occur at any time upon ten business days’ advanced notice. The exchange rights will be subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon RONI and ensure that RONI Opco will continue to be treated as a partnership for U.S. federal income tax purposes.

Consummation of the Proposed Business Combination is generally subject to customary conditions of the respective parties and conditions customary to special purpose acquisition companies, including (i) expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any law or governmental order, threatened or pending, preventing the consummation of the Proposed Business Combination, (iii) receipt of requisite approval for consummation of the Proposed Business Combination from RONI’s and NET Power’s shareholders, (iv) RONI’s possession of at least $5,000,001 of net tangible assets, as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, immediately after giving effect to the Proposed Business Combination and (v) approval of the RONI shares being issued in connection with the Proposed Business Combination (including the PIPE Financing (as defined below)) for listing on the New York Stock Exchange.

Additionally, the obligation of NET Power to consummate the Proposed Business Combination is further conditioned upon the sum of (i) the aggregate cash proceeds available for release from RONI’s trust account (after giving effect to the exercise of redemption rights by RONI stockholders), plus (ii) the amount received in respect of the PIPE Financing (whether funded by a current NET Power shareholder or by a third-party investor, and inclusive of funds raised by NET Power during the period between signing and Closing), minus (iii) transaction expenses (for RONI and for NET Power), plus (iv) all cash on the consolidated balance sheet of RONI and its subsidiaries, in the aggregate, exceeding $200,000,000 as of immediately prior to the Closing.

The Company filed a Current Reports on Form 8-K with the SEC on December 13, 2022 including additional details, the Proposed Business Combination Agreement, and related supporting agreements. For additional information regarding NET Power, the Proposed Business Combination and the transactions contemplated thereby, see the registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of RONI initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2022.

Other than as specifically discussed, this Report does not assume the closing of the Proposed Business Combination.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $1.6 million in its operating bank account and a working capital deficit of approximately $3.1 million.

The Company’s liquidity needs through December 31, 2022 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of December 31, 2022 and 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of shareholders’ deficit.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from February 2, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,252,145	$812,977	$(7,042,556)	$(2,754,733)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,502,500	8,625,000	20,412,350	7,984,399

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.35)	$(0.35)

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no material impact upon adoption.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

The Company refers to the 8,624,900 Class B ordinary shares and corresponding number of Class B Units of Opco (or the Class A Units of Opco into which such Class B Units will convert) collectively as the “Founder Shares”. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of Class B ordinary shares, which together will be exchangeable for shares of the Company’s Class A ordinary shares after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. The Company refers to the 2,500 Class A ordinary shares and the 100 Class A Units of Opco and a corresponding number of shares of the Company’s non-economic Class B ordinary shares (which together will be exchangeable into Class A ordinary shares after the initial Business Combination on a one-for-one basis) collectively as the “Sponsor Shares”. The Sponsor Shares are considered non-redeemable and presented as permanent equity in the Company’s consolidated balance sheets.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on June 15, 2021, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, there were $120,000 and $65,000 in fees incurred and paid under this agreement, respectively.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of December 31, 2022 and 2021.

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

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Note 6. Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 34,502,500 Class A ordinary shares outstanding, of which 34,500,000 shares were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(10,260,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,525,962)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	28,785,962
Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	4,816,773
Class A ordinary shares subject to possible redemption, December 31, 2022	$349,816,773

Note 7. Shareholders’ Deficit

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 34,502,500 Class A ordinary shares issued and outstanding, of which 34,500,000 Class A ordinary shares were subject to possible redemption and are classified as temporary equity in the accompanying consolidated balance sheets (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 8,625,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Class A and Class B Units of Opco - For each Class B ordinary share there is a corresponding Class A or Class B Unit of Opco. In connection with an initial Business Combination, or in certain circumstances described in the Opco LLC Agreement, at specified times after, the Class B Units of Opco are expected to convert into Class A Units of Opco on a one-for-one basis, subject to adjustment. The Class A Units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for cash or into the Company’s Class A ordinary shares after the time of an initial Business Combination on a one-for-one basis. The Company’s Class B ordinary shares comprising the Founder Shares and Sponsor Shares cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. As of December 31, 2022 and 2021, there were 2,600 Class A Units of Opco issued and outstanding and 7,187,500 Class B Units of Opco issued and outstanding. In June 2021, Opco effected a distribution, resulting in an aggregate of 8,624,900 Class B Units of Opco issued and outstanding.

Note 8. Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company had 8,625,000 Public Warrants and 10,900,000 Private Placement Warrants outstanding.

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

Redemption of warrants for cash:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

The Private Placement Warrants shall be identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its respective permitted transferees, the Private Placement Warrants (i) may be exercised for cash or on a cashless basis, pursuant to subsection 3.3.1(c) of that certain Warrant Agreement, dated June 15, 2021, between Continental Stock Transfer & Trust Company, the Company and Opco (the “Warrant Agreement”), (ii) will terminate as of the close initial Business Combination if any holder, other than the Company (or any of its subsidiaries), of the Class A Units of Opco associated with such Opco Warrant Rights (as defined in the Warrant Agreement) continues to hold any Class A Units of Opco (or of any successor to Opco) immediately after the close of the initial Business Combination, in which case the associated Opco Warrant Rights will not terminate, (iii) may not be transferred, assigned or sold until thirty (30) days after the completion by the Company of an initial Business Combination, and (iv) shall not be redeemable by the Company for cash pursuant to Section 6.1 of the Warrant Agreement; provided, however, that in the case of (iii), the Private Placement Warrants and any Class A ordinary shares held by the Sponsor or any of its respective permitted transferees and issued upon exercise of the Private Placement Warrants or upon exchange of any Class A Units of Opco issued upon exercise of any warrants of Opco may be transferred by the holders. None of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

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

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

Note 9. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$349,942,773	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$10,781,250	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$14,051,190

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$345,044,341	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$12,937,500	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$17,140,250

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in August 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in money market funds invested in government securities, and Level 1 liabilities include Public Warrants. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

For the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, the Company recognized a income/(loss) in the consolidated statements of operations resulting from a decrease (increase) in the fair value of derivative warrant liabilities of approximately $5.2 million and approximately ($6.7 million) presented as a change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model with the volatility calculated by back solving in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

RICE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.17	$10.00
Volatility	10.36%	21.82%
Term	5.33	5.46
Risk-free rate	3.95%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period February 2, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at February 2, 2021	$-
Issuance of Public and Private Placement Warrants	21,160,000
Loss upon issuance of Private Placement Warrants	2,175,000
Transfer of Public Warrants to Level 1	(11,471,250)
Change in fair value of derivative warrant liabilities	5,276,500
Derivative warrant liabilities at December 31, 2021	17,140,250
Change in fair value of derivative warrant liabilities	(3,089,060)
Derivative warrant liabilities at December 31, 2022	$14,051,190

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements