Form 10-Q
period 2023-03-31
Rice Acquisition Corp. II
filed 2023-05-12
CIK 1845437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 34,502,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

RICE ACQUISITION CORP. II

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

RICE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$844,717	$1,627,877
Due from related party	7,960	7,960
Prepaid expenses	204,857	272,546
Total current assets	1,057,534	1,908,383
Investments held in Trust Account	353,653,029	349,942,773
Total Assets	$354,710,563	$351,851,156

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$25,871	$31,780
Accrued expenses	5,818,373	4,986,852
Total current liabilities	5,844,244	5,018,632
Deferred underwriting commissions in connection with the initial public offering	11,721,500	11,721,500
Derivative warrant liabilities	29,278,250	24,832,440
Total liabilities	46,843,994	41,572,572

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at redemption value of approximately $10.25 and $10.14 per share as of March 31, 2023 and December 31, 2022, respectively	353,527,029	349,816,773

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	-	-
Accumulated deficit	(45,340,266)	(39,310,765)
Total Rice Acquisition Corp. II deficit	(45,339,403)	(39,309,902)
Non-controlling interest in subsidiary	(321,057)	(228,287)
Total shareholders’ deficit	(45,660,460)	(39,538,189)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$354,710,563	$351,851,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

General and administrative expenses	$1,646,461	$323,183
General and administrative expenses - related party	30,000	30,000
Loss from operations	(1,676,461)	(353,183)

Other (expense) income
Change in fair value of derivative warrant liabilities	(4,445,810)	17,895,087
Interest earned on investments held in Trust Account	3,710,256	30,475
Other (expense) income, net	(735,554)	17,925,562

Net (loss) income	(2,412,015)	17,572,379
Net (loss) income attributable to non-controlling interest in subsidiary	(92,770)	675,861
Net (loss) income attributable to Rice Acquisition Corp. II	$(2,319,245)	$16,896,518

Weighted average shares outstanding of Class A ordinary shares	34,502,500	34,502,500
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.05)	$0.39
Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - December 31, 2022	2,500	$-	8,625,000	$863	$-	$(39,310,765)	$(228,287)	$(39,538,189)

Net loss	-	-	-	-	-	(2,319,245)	(92,770)	(2,412,015)

Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(3,710,256)	-	(3,710,256)
Balance - March 31, 2023 (unaudited)	2,500	$-	8,625,000	$863	$-	$(45,340,266)	$(321,057)	$(45,660,460)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance – December 31, 2021	2,500	$-	8,625,000	$863	$-	$(38,559,114)	$(390,892)	$(38,949,143)

Net income	-	-	-	-	-	16,896,518	675,861	17,572,379
Balance - March 31, 2022 (unaudited)	2,500	$-	8,625,000	$863	$-	$(21,662,596)	$284,969	$(21,376,764)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,412,015)	$17,572,379
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	4,445,810	(17,895,087)
Interest earned on securities held in Trust Account	(3,710,256)	(30,475)
Changes in operating assets and liabilities:
Prepaid expenses	67,689	60,428
Accounts payable	(5,909)	(53,228)
Accrued expenses	831,521	141,775
Net cash used in operating activities	(783,160)	(204,208)

Cash Flows from Financing Activities:
Offering costs paid	-	(85,000)
Net cash used in financing activities	-	(85,000)

Net change in cash	(783,160)	(289,208)

Cash - beginning of the period	1,627,877	2,570,409
Cash - end of the period	$844,717	$2,281,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity to date relates to the Company’s formation and the preparation for initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

MARCH 31, 2023

Risks and Uncertainties

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

Proposed Business Combination

On December 13, 2022, Rice Acquisition Corp. II, a Cayman Islands exempted company (“RONI”), entered into a Business Combination Agreement (the “Original Business Combination Agreement”), by and among RONI, Rice Acquisition Holdings II LLC, a Cayman Islands exempted company and majority-owned and controlled operating subsidiary of RONI (“RONI Opco”), Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of RONI Opco (“RONI Buyer”), Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of RONI Buyer (“Merger Sub”), and NET Power, LLC, a Delaware limited liability company (“NET Power”), on April 23, 2023, RONI Buyer and NET Power entered into the First Amendment to the Business Combination Agreement (the “BCA Amendment” and, together with the Original Business Combination Agreement, as may be amended, supplemented or otherwise modified from time to time, the “Proposed Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Proposed Business Combination”). Pursuant to the Proposed Business Combination Agreement, among other things:

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(iii)	Following the Domestications, Merger Sub will merge with and into NET Power, with NET Power surviving the merger as a direct, wholly owned subsidiary of RONI Buyer, on the terms and subject to the conditions of the certificate of merger, pursuant to which (a) all of the equity interests of NET Power that are issued and outstanding immediately prior to the Proposed Business Combination will, in connection with the Proposed Business Combination, be cancelled, cease to exist and be converted into the right to receive an aggregate of 137,192,563 Class A Units of RONI Opco and an equivalent number of shares of Class B Common Stock (one share of Class B Common Stock together with one Class A Unit or Class B Unit of RONI Opco, a “RONI Interest”), subject to adjustment for (i) NET Power shares issued pursuant to the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among NET Power; RONI; Opco; Nuovo Pignone International, S.r.l., an Italian limited liability company; and Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company, as of the Closing Date and (ii) cash funding raised by NET Power following entry into the Proposed Business Combination Agreement and retained on its books as of the Closing Date, as allocated pursuant to the Proposed Business Combination Agreement, and (b) any equity interests of NET Power that are held in the treasury of NET Power or owned by any subsidiary of NET Power immediately prior to the Proposed Business Combination will be cancelled and cease to exist.

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

Consummation of the Proposed Business Combination is generally subject to customary conditions of the respective parties and conditions customary to special purpose acquisition companies, including (i) expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”), (ii) the absence of any law or governmental order, threatened or pending, preventing the consummation of the Proposed Business Combination, (iii) receipt of requisite approval for consummation of the Proposed Business Combination from RONI’s and NET Power’s shareholders, (iv) RONI’s possession of at least $5,000,001 of net tangible assets, as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, immediately after giving effect to the Proposed Business Combination and (v) approval of the RONI shares being issued in connection with the Proposed Business Combination (including the PIPE Financing (as defined below)) for listing on the New York Stock Exchange. The statutory HSR waiting period expired on February 6, 2023.

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

The Company filed a Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (the “SEC”) on December 13, 2022 including additional details, the Original Business Combination Agreement, and related supporting agreements and filed a Current Report on Form 8-K with the SEC on April 24, 2023 including the BCA Amendment and related details. For additional information regarding NET Power, the Proposed Business Combination and the transactions contemplated thereby, see the registration statement on Form S-4 containing a proxy statement and a prospectus of RONI initially filed with the SEC on December 22, 2022 and declared effective on May 10, 2023.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $0.8 million in its operating bank account and working capital deficit of approximately $4.8 million.

The Company’s liquidity needs through March 31, 2023 have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $126,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 2, 2023.

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

MARCH 31, 2023

Principles of Consolidation and Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of shareholders’ deficit.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on these accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

MARCH 31, 2023

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(1,855,423)	$(463,822)	$13,517,410	$3,379,108

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,502,500	8,625,000	34,502,500	8,625,000
Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.39	$0.39

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Sponsor agreed to forfeit up to 1,127,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 16, 2021; thus, these 1,127,500 Founder Shares were no longer subject to forfeiture.

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

MARCH 31, 2023

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on June 15, 2021, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, there was $30,000 in fees incurred and paid under this agreement.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of March 31, 2023 and December 31, 2022.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment on June 16, 2021.

The underwriters did not earn any commissions on the 1,010,000 Affiliated Units. The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $6.7 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $11.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 6. Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 34,502,500 Class A ordinary shares outstanding, of which 34,500,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$345,000,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	4,816,773
Class A ordinary shares subject to possible redemption, December 31, 2022	349,816,773
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	3,710,256
Class A ordinary shares subject to possible redemption, March 31, 2023	$353,527,029

Note 7. Shareholders’ Deficit

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 34,502,500 Class A ordinary shares issued and outstanding, of which 34,500,000 Class A ordinary shares were subject to possible redemption that are classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 8,625,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A and Class B Units of Opco - For each Class B ordinary share there is a corresponding Class A or Class B Unit of Opco. In connection with an initial Business Combination, or in certain circumstances described in the Opco LLC Agreement, at specified times after, the Class B Units of Opco are expected to convert into Class A Units of Opco on a one-for-one basis, subject to adjustment. The Class A Units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for cash or into the Company’s Class A ordinary shares after the time of an initial Business Combination on a one-for-one basis. The Company’s Class B ordinary shares comprising the Founder Units and Sponsor Units cannot be transferred without transferring a corresponding number of Class A Units or Class B Units of Opco, as applicable, and vice versa. As of March 31, 2023 and December 31, 2022, there were 2,600 Class A Units of Opco issued and outstanding and 7,187,500 Class B Units of Opco issued and outstanding. In June 2021, Opco effected a distribution, resulting in an aggregate of 8,624,900 Class B Units of Opco issued and outstanding.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 8. Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company had 8,625,000 Public Warrants and 10,900,000 Private Placement Warrants outstanding.

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

MARCH 31, 2023

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

Note 9. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$353,653,029	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$12,506,250	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$16,772,000

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$349,942,773	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$10,781,250	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$14,051,190

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in August 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

Level 1 assets include investments in money market funds invested in government securities and Level 1 liabilities include Public Warrants. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. While the fair value of the Private Placement Warrants continues to be measured under a Monte Carlo simulation model, subsequent to the Public Warrants being traded on an active market, the fair value of the Public Warrants has since been based on the observable listed prices for such warrants. As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.24	$10.17
Volatility	15.01%	10.36%
Term	5.17	5.33
Risk-free rate	3.56%	3.95%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2023 and 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$14,051,190
Change in fair value of derivative warrant liabilities	2,720,810
Derivative warrant liabilities at March 31, 2023	$16,772,000

Derivative warrant liabilities at December 31, 2021	$17,140,250
Change in fair value of derivative warrant liabilities	(10,305,950)
Derivative warrant liabilities at March 31, 2022	$6,834,300

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Additional PIPE Subscriptions

On April 23, 2023, RONI and OLCV NET Power, LLC, a Delaware limited liability company that is also a holder of NET Power equity (“OXY”), entered into a subscription agreement (the “OXY PIPE Subscription Agreement”), pursuant to which, among other things, OXY agreed to subscribe for and purchase, and RONI has agreed to issue and sell to OXY 25,000,000 shares of Class A Common Stock for a purchase price of $250.0 million, on the terms and subject to the conditions set forth therein. The OXY Subscription Agreement is substantially similar to the 2022 Subscription Agreements, the form of which was attached as Exhibit 10.3 to the Current Report on Form 8-K filed by RONI on December 14, 2022. In addition to such subscription, on April 23, 2023, OXY entered into a subscription agreement with NET Power, pursuant to which OXY agreed to purchase, and NET Power agreed to issue, 31,328 NET Power units to OXY for a purchase price of $10.0 million, which will ultimately convert into 1,000,000 Class A Units of RONI Opco and an equivalent number of shares of Class B common stock, par value $0.0001 per share, of RONI upon consummation of the transactions contemplated by the Business Combination Agreement.

Also on April 23, 2023, four trusts, the beneficiaries of which are members of the Rice family, agreed to subscribe for and purchase, and RONI agreed to issue and sell to them, an aggregate of 2,500,000 shares of Class A Common Stock for an aggregate purchase price of $25.0 million, pursuant to a subscription agreement between each such trust and RONI, on the terms and subject to the conditions set forth therein. These subscription agreements are substantially similar to the 2022 Subscription Agreements.

RICE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

BCA Amendment

On April 23, 2023, in connection with the entry into the OXY Subscription Agreements, RONI Buyer and NET Power entered into the BCA Amendment. Pursuant to the BCA Amendment, among other things, the form of the certificate of incorporation of RONI (the “RONI Charter”) to be adopted upon the closing of the transactions contemplated by the Proposed Business Combination Agreement (the “Closing”) and the form of the stockholders agreement (the “Stockholders Agreement”) to be entered into by RONI, RONI Opco, Rice Acquisition Sponsor II LLC, a Delaware limited liability company (“RONI Sponsor”), and certain holders of NET Power equity, including OXY, in connection with the Closing have been replaced with the forms included in Exhibit A and Exhibit B, respectively, of the BCA Amendment.

The form of the Stockholders Agreement included in the Original Business Combination Agreement provided that, among other things, the board of directors of the combined company is expected to initially consist of nine directors (which may be increased to comply with independence requirements). The prior form of the Stockholders Agreement further contemplated the granting of certain board designation rights, subject to equity ownership thresholds in the combined company, as follows: (i) OXY would have the right to designate two directors; (ii) RONI Sponsor would have the right to designate one director; (iii) 8 Rivers Capital, LLC (through an entity controlled by it) would have the right to designate one director; and (iv) Constellation Energy Generation, LLC would have the right to designate one independent director.

Pursuant to the BCA Amendment, the Stockholders Agreement will, among other things, provide that the board of directors of the combined company is expected to initially consist of ten directors (which may be increased to comply with independence requirements). In addition, the board designation rights set forth in the form of Stockholders Agreement contained in the BCA Amendment provides OXY with the right to designate three, instead of two, directors. The form of RONI Charter contained in the BCA Amendment has been modified to reflect, among other things, OXY’s increased board designation rights.

Further, on April 23, 2023, to reflect that the BCA Amendment replaced the form of Stockholders Agreement, RONI, RONI Sponsor, NET Power and certain holders of NET Power equity (collectively, the “Company Unitholders”) entered into the First Amendment to the Support Agreement, pursuant to which, among other things, each Company Unitholder agreed to enter into such modified Stockholders Agreement in connection with the Closing.

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

As of March 31, 2023 and December 31, 2022, we had not commenced any operations. All activity to date relates to our formation and the preparation for initial public offering (the “Initial Public Offering”), described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). We have selected December 31 as our fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345,026,000 of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or June 18, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our or Opco’s taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares and Class A Units of Opco (other than those held by us), which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering.

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

Proposed Business Combination

On December 13, 2022, we entered into a Business Combination Agreement(the “Original Business Combination Agreement”), by and among RONI, Opco, Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Opco (“RONI Buyer”), Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of RONI Buyer (“Merger Sub”) and NET Power, LLC, a Delaware limited liability company (“NET Power”) and, on April 23, 2023, RONI Buyer and NET Power entered into the First Amendment to the Business Combination Agreement (the “BCA Amendment” and, together with the Original Business Combination Agreement, as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”).

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

(iii)	Following the Domestications, Merger Sub will merge with and into NET Power, with NET Power surviving the merger as a direct, wholly owned subsidiary of RONI Buyer, on the terms and subject to the conditions of the certificate of merger, pursuant to which (a) all of the equity interests of NET Power that are issued and outstanding immediately prior to the Business Combination will, in connection with the Business Combination, be cancelled, cease to exist and be converted into the right to receive an aggregate of 137,192,563 Class A Units of Opco and an equivalent number of shares of Class B Common Stock (one share of Class B Common Stock together with one Class A Unit or Class B Unit of Opco, a “RONI Interest”), subject to adjustment for (i) NET Power shares issued pursuant to the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among NET Power; RONI; Opco; Nuovo Pignone International, S.r.l., an Italian limited liability company; and Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company, as of the date on which the closing of the transactions contemplated by the Business Combination Agreement occurs (the “Closing Date”) and (ii) cash funding raised by NET Power following entry into the Business Combination Agreement and retained on its books as of the Closing Date, as allocated pursuant to the Business Combination Agreement, and (b) any equity interests of NET Power that are held in the treasury of NET Power or owned by any subsidiary of NET Power immediately prior to the Business Combination will be cancelled and cease to exist.

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

For additional information regarding NET Power, the Business Combination and the transactions contemplated thereby, see the registration statement on Form S-4 containing a proxy statement and a prospectus of RONI initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2022 and declared effective on May 10, 2023.

Other than as specifically discussed, this Quarterly Report on Form 10-Q does not assume the closing of the Business Combination.

PIPE Financing (Private Placement)

Concurrently with the execution of the Original Business Combination Agreement, the Company entered into subscription agreements (the “2022 Subscription Agreements”) with certain investors (the “2022 PIPE Investors”). Pursuant to the 2022 Subscription Agreements, each investor agreed to subscribe for and purchases, and the Company agreed to issue and sell to such investors, immediately prior to the closing of the Business Combination, an aggregate of 22,545,000 newly issued shares of Class A Common Stock for an aggregate purchase price of $225,450,000, on the terms and subject to the conditions set forth in the Subscription Agreements.

On April 23, 2023, RONI and OLCV NET Power, LLC, a Delaware limited liability company and one of the 2022 PIPE Investors who is also a holder of NET Power equity (“OXY”), entered into a subscription agreement, pursuant to which, among other things, OXY agreed to subscribe for and purchase, and RONI has agreed to issue and sell to OXY 25,000,000 shares of Class A Common Stock for a purchase price of $250.0 million, on the terms and subject to the conditions set forth therein. The OXY Subscription Agreement is substantially similar to the 2022 Subscription Agreements. In addition to such subscription, on April 23, 2023, OXY entered into a subscription agreement with NET Power, pursuant to which OXY agreed to purchase, and NET Power agreed to issue, 31,328 NET Power units to OXY for a purchase price of $10.0 million, which will ultimately convert into 1,000,000 Class A Units of Opco and an equivalent number of shares of Class B common stock, par value $0.0001 per share, of RONI upon consummation of the transactions contemplated by the Business Combination Agreement.

Also on April 23, 2023, four trusts, the beneficiaries of which are members of the Rice family, agreed to subscribe for and purchase, and RONI agreed to issue and sell to them, an aggregate of 2,500,000 shares of Class A Common Stock for an aggregate purchase price of $25.0 million, pursuant to a subscription agreement between each such trust and RONI, on the terms and subject to the conditions set forth therein. These subscription agreements are substantially similar to the 2022 Subscription Agreements.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $0.8 million in our operating bank account and a working capital deficit of approximately $4.8 million.

Our liquidity needs through March 31, 2023 have been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $126,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note balance upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

For the three months ended March 31, 2023, we had net loss of approximately $2.3 million, which consisted of approximately $4.4 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $1.6 million in general and administrative expenses and $30,000 in general and administrative expenses – related party, partially offset by approximately $3.7 million of interest earned on investments held in the trust account.

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

Administrative Services Agreement

Commencing on June 15, 2021, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, there was $30,000 in fees incurred and paid under this agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provides that currently, we will not redeem our Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, as of the Initial Public Offering, 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 19,525,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For more information about our risk factors, see the section titled “Risk Factors” contained in our Amendment No. 5 to the Registration Statement on Form S-4, filed on May 8, 2023, as the same may be amended or supplemented, with respect to our initial business combination.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of December 13, 2022, by and among RONI, Opco, RONI Buyer, Merger Sub and NET Power.(1)

2.2	First Amendment to the Business Combination Agreement, dated as of April 23, 2023, by and among RONI Buyer and NET Power.(2)

3.1	Amended and Restated Memorandum and Articles of Association, dated June 15, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40503) filed with the SEC on June 21, 2021).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 14, 2022.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2023	Rice Acquisition Corp. II

	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)