Form 10-Q
period 2023-06-30
NET Power Inc.
filed 2023-08-14
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-40503
NET Power Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1580612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

404 Hunt St. Suite 410 Durham, NC	27701
(Address of Principal Executive Offices)	(Zip Code)
(919) 287-4750
Registrant's telephone number, including area code
Rice Acquisition Corp. II
102 East Main St., Second Story
Carnegie, PA
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	NPWR	The New York Stock Exchange
Warrants	NPWR.WS	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 67,352,271 shares of Class A Common Stock and 142,711,590 shares of Class B Common Stock as of August 11, 2023.

Certain Defined Terms
Unless otherwise expressly stated or, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Report”) to:
•“8 Rivers” means 8 Rivers Capital, LLC, a Delaware limited liability company (a company controlled by SK);
•“Amended and Restated JDA” means the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among Old NET Power, RONI, RONI OpCo, NPI and NPT, as amended, supplemented or otherwise modified from time to time in accordance with its terms;
•“Baker Hughes” means Baker Hughes Company, a Delaware corporation;
•“BHES” means Baker Hughes Energy Services LLC, a Delaware limited liability company and affiliate of Baker Hughes;
•“Board” or “Board of Directors” means the board of directors of the Company.
•“Business Combination Agreement” means the Business Combination Agreement, dated as of December 13, 2022, by and among RONI, RONI OpCo, Buyer, Merger Sub and Old NET Power, as amended by the First Amendment to the Business Combination Agreement, dated as of April 23, 2023, by and between Buyer and Old NET Power;
•“Business Combination” means the Domestications, the Merger and other transactions contemplated by the Business Combination Agreement, collectively, including the PIPE Financing;
•“Buyer” means Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of OpCo (following the Domestications) or of RONI OpCo (prior to the Domestications);
•“Class A Common Stock” means the Class A common stock, par value $0.0001 per share, of NET Power;
•“Class B Common Stock” means the Class B common stock, par value $0.0001 per share, of NET Power;
•“Closing” means the consummation of the business combination contemplated by the Business Combination Agreement;
•“Closing Date” means June 8, 2023, the date on which the Closing occurred;
•“Common Stock” means the Class A Common Stock and Class B Common Stock;
•“Company,” “our,” “we” or “us” means, prior to the Business Combination, RONI or Old NET Power, as the context suggests, and, following the Business Combination, NET Power Inc., in each case, with its consolidated subsidiaries.
•“Constellation” means Constellation Energy Generation, LLC, a Pennsylvania limited liability company formerly known as Exelon Generation Company, LLC;
•“Domestication” means the change of RONI’s jurisdiction of registration by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation registered under the laws of the State of Delaware, upon which RONI changed its name to NET Power Inc.;
•“Domestications” means the Domestication and the OpCo Domestication;
•“Exchange Act” means the Securities Exchange Act of 1934, as amended.
•“IPO” means RONI’s initial public offering, which was consummated on June 18, 2021;
•“Legacy NET Power Holders” means the holders of equity securities of Old NET Power prior to the consummation of the Merger;
•“Merger” means the merger of Merger Sub with and into Old NET Power pursuant to the Business Combination Agreement, in which Old NET Power survived and became a wholly owned direct subsidiary of Buyer;

•“Merger Sub” means Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Buyer;
•“NET Power” means NET Power Inc., a Delaware corporation (f/k/a Rice Acquisition Corp. II), upon and after the Domestication;
•“NPEH” means NPEH, LLC, a Delaware limited liability company;
•“NPI” means Nuovo Pignone International, S.r.l., an Italian limited liability company and affiliate of Baker Hughes;
•“NPT” means Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company and affiliate of Baker Hughes;
•“NYSE” means the New York Stock Exchange;
•“Old NET Power” means, prior to the consummation of the Merger, NET Power, LLC, a Delaware limited liability company;
•“OpCo” means NET Power Operations LLC, a Delaware limited liability company (f/k/a Rice Acquisition Holdings II LLC);
•“OpCo Domestication” means the change of RONI OpCo’s jurisdiction of registration by deregistering as a Cayman Islands exempted company and continuing and domesticating as a limited liability company registered under the laws of the State of Delaware, upon which RONI OpCo changed its name to NET Power Operations LLC;
•“OpCo Unitholder” means a holder of OpCo Units;
•“OpCo Units” means the units of OpCo;
•“Original JDA” means the Joint Development Agreement, dated February 3, 2022, by and among Old NET Power, NPI and NPT, as amended by the First Amendment to Joint Development Agreement, dated effective June 30, 2022, by and among the same parties;
•“OXY” means OLCV NET Power, LLC, a Delaware limited liability company;
•“PIPE Financing” means the issuance and sale of 54,044,995 shares of Class A Common Stock for aggregate consideration of $540,449,950 in private placements pursuant to subscription agreements that RONI entered into with certain qualified institutional buyers and accredited investors, which was consummated immediately prior to the Merger;
•“PIPE Investors” means the investors who participated in the PIPE Financing;
•"Predecessor" or "Predecessor Period" means the period presented in the Consolidated Financial Statements or accompanying footnotes that describes NET Power (as defined above) prior to the Closing Date (as defined above);
•“Preferred Stock” means shares of NET Power preferred stock, par value $0.0001;
•“Private Placement Warrants” means the 10,900,000 warrants to purchase shares of Class A Common Stock that were issued and sold to Sponsor in a private placement in connection with the IPO;
•“Public Warrants” means the warrants to purchase shares of Class A Common Stock that were issued and sold as part of the IPO;
•“RONI” means Rice Acquisition Corp. II, a Cayman Islands exempted company, prior to the Domestication;
•“RONI OpCo” means Rice Acquisition Holdings II LLC, a Cayman Islands limited liability company and direct subsidiary of RONI, prior to the Domestications;
•“SEC” means the Securities and Exchange Commission;

•“Securities Act” means the Securities Act of 1933, as amended;
•“Sponsor” means Rice Acquisition Sponsor II LLC, a Delaware limited liability company;
•"Successor" or "Successor Period" means the period presented in the Consolidated Financial Statements or accompany footnotes that describes Old NET Power (as defined above) subsequent to the Closing Date (as defined above);
•“Tax Receivable Agreement” means the Tax Receivable Agreement, dated June 8, 2023, entered into by NET Power and OpCo with OpCo Unitholders who received OpCo Units pursuant to the Business Combination Agreement as consideration for equity interests in Old NET Power and the Agent (as defined therein);
•"Up-C" means umbrella partnership, C corporation, which describes a corporate structure in which an ultimate c corporation parent consolidates a partnership or partnership structure treated as a pass-through entity for US state and federal tax; and
•“Warrants” means, collectively, the Public Warrants and Private Placement Warrants.
In addition, the following is a glossary of key industry terms used herein:
•“CO2” means carbon dioxide;
•“MW” means megawatt;
•“MWe” means megawatt electrical;
•“MWth” means megawatt thermal;
•“NOX” means nitrogen oxides;
•“sCO2” means supercritical CO2; and
•“SOX” means sulfur oxides.

Cautionary Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “project,” “seek,” “should,” “strategy,” “will,” “will likely result,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may relate to the development of the Company’s technology, the anticipated demand for the Company’s technology and the markets in which the Company operates, the timing of the deployment of plant deliveries, and the Company’s business strategies, capital requirements, potential growth opportunities and expectations for future performance (financial or otherwise). Forward-looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably and the ability of the Company retain its management and key employees; (iii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company’s business model, which may require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) the Company’s ability to establish and maintain supply relationships; (viii) risks related to the Company’s arrangements with third parties for the development, commercialization and deployment of technology associated with the Company’s technology; (ix) risks related to the Company’s other strategic investors and partners; (x) the Company’s ability to successfully commercialize its operations; (xi) the availability and cost of raw materials; (xii) the ability of the Company’s supply base to scale to meet the Company’s anticipated growth; (xiii) the Company’s ability to expand internationally; (xiv) the Company’s ability to update the design, construction and operations of its technology; (xv) the impact of potential delays in discovering manufacturing and construction issues; (xvi) the possibility of damage to the Company’s Texas facilities as a result of natural disasters; (xvii) the ability of commercial plants using the Company’s technology to efficiently provide net power output; (xviii) the Company’s ability to obtain and retain licenses; (xix) the Company’s ability to establish an initial commercial scale plant; (xx) the Company’s ability to license to large customers; (xxi) the Company’s ability to accurately estimate future commercial demand; (xxii) the Company’s ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiii) the Company’s ability to comply with all applicable laws and regulations; (xxiv) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xxv) any political or other disruptions in gas producing nations; (xxvi) the Company’s ability to protect its intellectual property and the intellectual property it licenses; (xxvii) the Company’s ability to meet stock exchange listing standards following the Business Combination; (xxviii) potential litigation that may be instituted against the Company; and (xxix) other risks and uncertainties indicated in the Registration Statement on Form S-1 (File No. 333-273183), originally filed by the Company with the SEC on July 7, 2023 (the “Registration Statement”), including those under “Risk Factors” therein, and other documents subsequently filed with the SEC by the Company.

Should one or more of these risks or uncertainties materialize, or should any of the assumptions made by our management prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements contained in this Report. Accordingly, you should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities.

Forward-looking statements speak only as of the date they are made. Except to the extent required by applicable law or regulation, we undertake no obligation to update the forward-looking statements contained herein to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. The Company gives no assurance that it will achieve its expectations.

Part I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) (In thousands, except share and unit amounts)

	June 30, 2023 (Successor)	December 31, 2022 (Predecessor)
ASSETS
Current Assets
Cash	$648,645	$5,164
Trade receivables, net	—	352
Interest receivable	2,125	—
Prepaid expenses	3,559	184
Other current assets	23	1,795
Total Current Assets	654,352	7,495
Long Term Assets
Intangible assets, net	1,340,890	263
Goodwill	433,737	—
Property, plant and equipment, net	91,547	69,595
Lease right-of-use asset	926	784
Total Long Term Assets	1,867,100	70,642
Total Assets	$2,521,452	$78,137

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,070	$577
Accrued liabilities	2,268	2,392
Due to related parties	1,914	178
Lease liability	142	130
Option liability	—	5,174
Total Current Liabilities	5,394	8,451
Long Term Liabilities
Due to related parties	—	2,212
Earnout shares liability	10,867	—
Warrant liability	81,300	—
Asset retirement obligation	1,977	2,416
Lease liability	582	656
Deferred taxes	80,571	—
Total Long Term Liabilities	175,297	5,284
Total Liabilities	180,691	13,735

Commitments and Contingencies (Note M)

Mezzanine Shareholders' and Members' Equity
Redeemable non-controlling interests in subsidiary	1,885,319	—

Shareholders’ and Members’ Equity
Capital stock 4,987,845 units authorized; 3,722,355 units issued and outstanding as of December 31, 2022 (Predecessor)	—	262,622

Preference shares, $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 (Successor) & December 31, 2022 (Predecessor)	—	—
Class A Common Stock, $.0001 par value; 520,000,000 shares authorized; 67,352,271 shares issued and outstanding as of June 30, 2023 (Successor) & no shares issued and outstanding as of December 31, 2022 (Predecessor)	7	—
Class B Common Stock, $.0001 par value; 310,000,000 shares authorized; 142,711,590 shares issued and outstanding as of June 30, 2023 (Successor) & no shares issued and outstanding as of December 31, 2022 (Predecessor)	14	—
Additional paid-in-capital	514,219	26,288
Accumulated other income	1	17
Accumulated Deficit
Members’ equity	—	(224,525)
Shareholders’ equity	(58,799)	—
Total Shareholders' and Members' Equity	455,442	64,402
Total Liabilities and Shareholders’ and Members’ Equity	$2,521,452	$78,137

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In thousands, except units, shares, per unit, and per share amounts)

	Period from			Period from
	June 8 – June 30, 2023 (Successor)	April 1 - June 7, 2023 (Predecessor)	April 1 – June 30, 2022 (Predecessor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – June 30, 2022 (Predecessor)
Revenue
Revenue	$—	$125	$208	$—	$175	$432
Cost of revenue	—	3	115	—	3	179
Cost of revenue - related party	—	—	40	—	—	40
Gross Profit	—	122	53	—	172	213

Operating Expenses
General and administration	24,283	6,436	5,375	24,283	11,940	8,567
General and administration – related party	28	62	49	28	191	221
Sales and marketing	156	528	242	156	869	368
Research and development	283	974	747	283	1,989	1,674
Research and development – related party	5,546	5,779	4,050	5,546	12,330	6,377
Project development	115	973	—	115	1,191	—
Option settlement - related party	79,054	—	—	79,054	—	—
Depreciation, amortization and accretion	4,926	2,481	3,325	4,926	5,812	6,650
Total Operating Expenses	114,391	17,233	13,788	114,391	34,322	23,857

Operating Loss	(114,391)	(17,111)	(13,735)	(114,391)	(34,150)	(23,644)

Other Income (Expense)
Interest income (expense)	2,125	2	(32)	2,125	4	(1,470)
Other income (expense)	1,009	—	—	1,009	(30)	—
Net Other Income (Expense)	3,134	2	(32)	3,134	(26)	(1,470)

Net Loss before Income Tax	(111,257)	(17,109)	(13,767)	(111,257)	(34,176)	(25,114)
Income tax expense (benefit)	(672)	—	—	(672)	—	—
Net Loss after Income Tax	(110,585)	(17,109)	(13,767)	(110,585)	(34,176)	(25,114)

Other Comprehensive Loss
Foreign currency translation gain (loss)	(1)	—	—	(1)	—	—
Total Other Comprehensive Loss	(1)	—	—	(1)	—	—

Comprehensive Loss	(110,586)	(17,109)	(13,767)	(110,586)	(34,176)	(25,114)
Comprehensive Loss attributable to non-controlling interests	(75,585)	—	—	(75,585)	—	—
Comprehensive Loss attributable to NET Power Inc.	$(35,001)	$(17,109)	$(13,767)	$(35,001)	$(34,176)	$(25,114)

Net Loss per common share or per membership interest	$(0.52)	$(4.51)	$(3.70)	$(0.52)	$(9.07)	$(6.81)

Weighted average common shares or membership interests, basic and diluted	67,404,794	3,791,634	3,715,971	67,404,794	3,766,871	3,685,699

Consolidated Statement of Shareholders’ Equity and Non-Controlling Interest (Unaudited) (Successor) (In thousands, except share and unit amounts)

	Class A Common Stock		Class B Common Stock		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Class A Ordinary Shares		Total Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount						Shares	Amount
Balance at June 8, 2023 (Successor)	—	$—	—	$—	2,500	$—	8,625,000	$1	$—	$—	$(98,966)	$(98,965)	$—	34,500,000	$356,318	$356,318
Sponsor forfeiture of RONI Class B ordinary shares and reservation of earnout shares	—	—	—	—	—	—	(1,986,775)	—	—	—	—	—	—	—	—	—
Redemption of Class A ordinary shares by RONI public shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,195,224)	(218,983)	(218,983)
Conversion of RONI Class A and Class B ordinary shares into NET Power, Inc. Class A and Class B Common Stock, respectively	13,307,276	1	6,638,225	1	(2,500)	—	(6,638,225)	(1)	60,045	—	—	60,046	87,094	(13,304,776)	(137,335)	(50,241)
Issuance of RONI Class A Common Stock to PIPE Investors	54,044,995	6	—	—	—	—	—	—	540,445	—	—	540,451	—	—	—	—
Equity awards vested due to Business Combination	—	—	8,356,635	1	—	—	—	—	542	—	(542)	1	109,639	—	—	109,639
Issuance of RONI Class B Common Stock to Former NET Power, LLC Unitholders	—	—	127,716,730	12	—	—	—	—	(12)	—	75,711	75,711	1,676,618	—	—	1,676,618
Issuance of shares to:									—			—	—	—	—	—
BHES (Bonus Shares)	—	—	—	—	—	—	—	—	—	—	—	—	347	—	—	347
BHES (In-Kind Shares)	—	—	—	—	—	—	—	—	—	—	—	—	148	—	—	148
Class A OpCo Units	—	—	—	—	—	—	—	—	—			—	257	—	—	257
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	—	(86,801)	—	—	(86,801)	86,801	—	—	86,801
Net loss	—	—	—	—	—	—	—	—	—	—	(35,001)	(35,001)	(75,585)	—	—	(75,585)
Balance at June 30, 2023 (Successor)	67,352,271	$7	142,711,590	$14	—	$—	—	$—	$514,219	$—	$(58,798)	$455,442	$1,885,319	—	$—	$1,885,319

Consolidated Statement of Members’ Equity (Unaudited) (Predecessor) (In thousands, except unit amounts)

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members’ Equity
	Shares	Amount
Balance at April 1, 2023 (Predecessor)	3,763,224	$274,988	$31,340	$17	$(241,592)	$64,753
Issuance of shares to:
Occidental Petroleum	31,328	10,000	—	—	—	10,000
BHES (Bonus Shares)	—	—	2,001	—	—	2,001
BHES (In-Kind Shares)	9,210	1,943	16	—	—	1,959
Vesting of Profits Interest	—	—	1,119	—	—	1,119
Net Loss	—	—	—	—	(17,109)	(17,109)
Balance at June 7, 2023 (Predecessor)	3,803,762	$286,931	$34,476	$17	$(258,701)	$62,723

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members’ Equity
	Shares	Amount
Balance at December 31, 2022 (Predecessor)	3,722,355	$262,622	$26,288	$17	$(224,525)	$64,402
Issuance of shares to:
Occidental Petroleum	37,152	11,859	—	—	—	11,859
Constellation	28,764	9,181	—	—	—	9,181
BHES (Bonus Shares)	—	—	4,690	—	—	4,690
BHES (In-Kind Shares)	15,491	3,269	634	—	—	3,903
Vesting of Profits Interest	—	—	2,864	—	—	2,864
Net Loss	—	—	—	—	(34,176)	(34,176)
Balance at June 7, 2023 (Predecessor)	3,803,762	$286,931	$34,476	$17	$(258,701)	$62,723

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members’ Equity
	Shares	Amount
Balance at April 1, 2022 (Predecessor)	3,715,532	$261,182	$10,046	$20	$(181,094)	$90,154
Issuance of shares to:
BHES (Bonus Shares)	—	—	2,688	—	—	2,688
BHES (In-Kind Shares)	617	130	457	—	—	587
Vesting of Profits Interest	—	—	3,091	—	—	3,091
Net Loss	—	—	—	—	(13,767)	(13,767)
Balance as of June 30, 2022 (Predecessor)	3,716,149	$261,312	$16,282	$20	$(194,861)	$82,753

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members’ Equity
	Shares	Amount
Balance at December 31, 2021 (Predecessor)	3,555,553	$227,960	$9,275	$20	$(169,747)	$67,508
Issuance of shares to:
BHES	142,180	30,000	—	—	—	30,000
(Less Equity Issuance Cost)	—	(534)	—	—	—	(534)
BHES (Bonus Shares)	17,799	3,756	725	—	—	4,481
BHES (In-Kind Shares)	617	130	587	—	—	717
Vesting of Profits Interest	—	—	5,695	—	—	5,695
Net Loss	—	—	—	—	(25,114)	(25,114)
Balance as of June 30, 2022 (Predecessor)	3,716,149	$261,312	$16,282	$20	$(194,861)	$82,753

Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Period from
	June 8 – June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	January 1 – June 30, 2022 (Predecessor)
Cash Flows from Operating Activities
Net Loss after Tax	$(110,585)	$(34,176)	$(25,114)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	800	5,700	6,531
Amortization	4,110	9	11
Accretion	10	102	107
Non-cash interest expense	—	31	1,388
Non-cash lease expense	14	59	—
Conversion of equity awards	86,585	—	—
Allowance for doubtful accounts	—	352	—
Deferred taxes	(672)	—	—
Change in fair value of earnout shares liability	(119)	—	—
Change in fair value of warrant liability	(890)	—	—
Vesting of Profits Interests	—	2,864	5,695
Amortization of share based payments	752	8,593	5,198
Changes in operating assets and liabilities:
Trade receivables	—	—	(282)
Interest receivable	(2,125)	—	—
Prepaid expenses	(2,922)	(453)	331
Other current assets	108	1,765	(15)
Accounts payable	(1,504)	1,768	(1,297)
Accrued liabilities	(10,959)	(384)	(563)
Lease liabilities	(7)	(55)	—
Due to related parties – short term	1,914	5,414	(2,267)
Due to related parties – long term	—	(2,211)	690
Net Cash (Used in) Operating Activities	(35,490)	(10,622)	(9,587)

Cash Flows from Investing Activities
Cash acquired as part of transaction	7,946	—	—
Acquisition of property, plant and equipment	(492)	(2,431)	—
Net Cash Provided by Investing Activities	7,454	(2,431)	—

Cash Flows from Financing Activities
Repurchase of redeemed Class A Ordinary Shares	(218,983)	—	—
Proceeds from PIPE investment, net of issuance costs	540,451	—	—
Issuance of equity under JDA as a result of Business Combination	9,917	—	—
Payment of transaction expenses	(11,722)	—	—
Member loan proceeds	—	—	2,000
Member loan repayments	—	—	(10,000)
Share issuances	—	15,835	30,000
(Less equity issuance costs)	—	—	(534)
Net Cash Provided by Financing Activities	319,663	15,835	21,466

Net Increase in Cash	291,627	2,782	11,879

Effect of foreign currency exchange rate changes on cash	(1)	—	—
Cash, beginning of period	357,019	5,164	445
Cash, end of period	$648,645	$7,946	$12,324

Cash paid for interest	$—	$—	$81

Notes to Consolidated Financial Statements (Dollars in thousands, except share and unit amounts, unless otherwise noted)
NOTE A — Organization and Nature of the Business
NET Power Inc. (the "Company") has developed a proprietary process for producing electricity using a predominantly carbon dioxide working fluid that involves the capture and reuse, sale and sequestration of carbon dioxide. The “NET Power Process” is the subject of U.S. and foreign patents, as well as additional applications and provisional applications on file with the United States Patent and Trademark Office and international patent authorities. The Company’s technology is designed to generate electricity from natural gas that is cost-competitive with conventional technologies, while eliminating nearly all air emissions.
The Company commissioned a 50 MWth natural gas-fired demonstration power plant (“Demonstration Plant”) to allow sufficient demonstration and testing of the NET Power Process and its components. The Company achieved first-fire at the Demonstration Plant in May 2018, after two years of development. Additional testing occurred periodically thereafter, including a three-month test campaign in 2021 which resulted in a grid synchronization. The successful first-fire and 2021 testing campaign of the Demonstration Plant represent critical milestones as they supported validation of the technical foundation of the NET Power Process. Over the next several years, the Company plans to conduct additional research and testing campaigns at its Demonstration Plant and construct its first utility-scale plant with targeted completion in 2026.
The Company’s current activities are subject to significant risks, including cost over-runs in the testing and operation of the Demonstration Plant, technical problems with the NET Power Process, and development of competing clean-energy technology sooner or at a lesser cost than the NET Power Process.
The Company consummated the Business Combination (Note C) on June 8, 2023.
NOTE B — Basis of Presentation and Significant Accounting Policies
Basis of Presentation - The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and include some amounts that are based upon management estimates and judgments. In the Company's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments consist solely of normal, recurring adjustments.
Principles of Consolidation – The Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss include the accounts of subsidiaries that NET Power Inc. consolidates according to the rules set forth in Accounting Standards Codification (“ASC”) Topic 810 – Consolidation (“ASC 810”). The Company consolidates all subsidiaries in which it owns a 50.0% or greater ownership interest and all variable interest entities ("VIE's") to which it is deemed to represent the primary beneficiary, as described below. The Consolidated Balance Sheets and the Consolidated Statement of Operations and Comprehensive Loss include the accounts of the following wholly-owned subsidiaries and consolidated VIE's: NET Power Europe LTD (“NP Europe”); NET Power Friendship 7, LLC; NET Power Technology, LLC; NET Power Atlas, LLC; NET Power Canaveral, LLC; NET Power Services, LLC, NET Power Management Holdings Inc.; NET Power Management LLC; NET Power Operations LLC ("OpCo"); NET Power Intermediate LLC and NET Power, LLC (collectively with NET Power Inc., the “Company”). Intercompany balances have been eliminated through the consolidation process.
ASC 810 requires that a reporting entity that possesses a controlling financial interest in a VIE should consolidate that VIE. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities that most significantly impact the VIE's economic performance; and (b) the obligation to absorb the VIE's losses and the right to receive benefits that are significant to the VIE. The Company determined that NET Power Operations LLC meets the definition of a VIE and that the Company became the primary beneficiary of it beginning on the date of the Business Combination (Note C); therefore, the Company must consolidate NET Power Operations LLC from the date of the Business Combination.
Business Combination – The Company applies the guidance within ASC Topic 805 – Business Combinations to all merger and acquisition transactions, including the Business Combination (Note C), through which the Company obtains control over one or more other businesses.
The Company may elect the acquisition method for all transactions and other events through which the Company obtains control over one or more other businesses, including the Business Combination (Note C). Under the acquisition method, assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized on the acquisition date and re-measured at fair value in each subsequent reporting period, if the contingent consideration is liability classified. Goodwill is recognized as the excess of the consideration transferred over the fair value of the net identifiable assets acquired.
Segment Reporting - In accordance with ASC Topic 280 – Segment Reporting, the Company has one operating segment and one reportable segment. The Company has one line of business.
Revenue Recognition, Trade Receivables and Allowance for Doubtful Accounts – The Company follows the guidance within ASC Topic 606 – Revenue from Contracts with Customers to determine how and when it recognizes revenues. The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective contractual obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable that the Company will collect the consideration to which it is entitled.
When billed in advance, the payment is deferred and recognized upon delivery of the service. Collectability is assessed based on a number of factors including collection history and customer creditworthiness. If collectability of substantially all consideration to which the Company is entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company calculates an allowance for doubtful accounts based on a risk assessment performed when trade receivables are recognized. Write-offs are recorded at the time when trade receivables are deemed uncollectible.
The Company has historically recognized revenue from two primary sources, feasibility studies and government grants. Feasibility studies represent reviews of customer business operations to determine the viability of the NET Power Process to the customer’s specific use-case. Government grants represent U.S. federal programs that incentivize the development of novel energy solutions. Feasibility studies generally contain one performance obligation, the customer’s acceptance of the feasibility study report at the end of the review period. Government grants generally contain multiple performance obligations related to the incursion of costs associated with the development of in-scope activities that entitle the Company to reimbursement from the sponsoring federal agency.
Fair Value - Certain assets and liabilities are carried at fair value in accordance with ASC Topic 820 – Fair Value Measurement. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (i.e., the exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar, but not identical, assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and
•Level 3 - Significant unobservable inputs in which there is little or no market data available and requires the Company to develop its own assumptions that market participants would use in pricing an asset or liability.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of any input that is significant to the fair value measurement. The Company’s estimates of fair values are based upon assumptions believed to be reasonable, but which are uncertain and involve significant managerial judgments made by considering factors specific to the asset or liability. The determination of fair value requires more judgment to the extent the valuation is based on models or inputs that are less observable or unobservable in the market. Accordingly, the degree of judgment exercised by the Company in determining the fair value is greatest for instruments categorized as Level 3.
The Company’s recurring fair value measurements comprise the Private Placement Warrants, the Public Warrants and the Earnout Shares (as defined below) (Note I).
Cash - Cash consists of liquid deposits at banking institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”) and the Financial Services Compensation Scheme (“FSCS”), the UK’s statutory compensation system for customers of authorized financial services firms. FDIC guidelines guarantee $250 per depositor, per insured bank and FSCS guidelines guarantee £85 per depositor per insured bank. As of June 30, 2023 (Successor) and

December 31, 2022 (Predecessor), the Company possessed funds in excess of FDIC limits equal to $648,124 and $7,925 respectively. The carrying value of cash equals its fair value.
Warrants - The Company issued public warrants (the “Public Warrants”) and private placement warrants (the “Private Placement Warrants” and collectively with the Public Warrants, the “Warrants”) prior to the consummation of the Business Combination (Note C). The Company accounts for both the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the Warrants’ specific terms and applicable authoritative guidance outlined in ASC Topic 480 - Distinguishing Liabilities from Equity ("ASC 480"), ASC Topic 815 - Derivatives and Hedging ("ASC 815") and relevant SEC reporting rules. The guidance considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, whether the Warrants meet the definition of a liability pursuant to ASC 480, whether the Warrants meet all of the requirements for equity classification under ASC 815 and whether class of equity into which the Warrants settle possess substantive voting rights. This assessment is conducted at the time of the instruments’ issuance and at each subsequent quarterly period end date while the Warrants remain outstanding. In compliance with ASC 815, the Company accounts for the outstanding Warrants as a liability at fair value on the Consolidated Balance Sheets. The Warrants are subject to remeasurement at each Balance Sheets date with any change in the Warrants’ fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Tax Receivable Agreement - As part of the Business Combinations (Note C), the Company entered into a Tax Receivable Agreement (“TRA”) with certain shareholders that will represent approximately 75% of the calculated tax savings based on the portion of basis adjustments on future exchanges of Company units and other carryforward attributes assumed that are anticipated to be able to utilize in future years. There was no exchange of Company units as part of the Business Combination and there has been no exchange since the Closing Date therefore, we have not recorded a TRA liability as of June 30, 2023 (Successor).
Intangible Assets - The Company accounts for intangible assets, which consist of developed technology related to the NET Power Process, in accordance with ASC Topic 350 - Goodwill and Other Intangible Assets (“ASC 350”). The following table summarizes the estimated useful lives used to amortize definite lived intangible assets:

Intangible Asset Classification	Useful Life
Developed Technology	20
The weighted average amortization period for all intangible assets is 20 years.
Goodwill - The Company recognizes goodwill in accordance with ASC 350. Goodwill represents the excess costs of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested annually for impairment. During the June 8 through June 30, 2023 Successor Period, the Company determined that no impairment charges for goodwill were required to be recognized.
Prepaid Expenses - Prepaid expenses consist of costs paid in advance for software and other subscriptions, patent renewal fees, general liability insurance and employee health insurance.
Property, Plant and Equipment - Property, plant and equipment are recorded at the historical cost to acquire the assets. The costs bases of property, plant and equipment to which the Company held title prior to the Business Combination completion (Note C) were stepped-up to their respective fair values on June 8, 2023 in accordance with the closure of the Business Combination. The Demonstration Plant's depreciable value consists of costs associated with the engineering, procurement, and construction of the facility.
Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Amounts capitalized to construction in progress are not capitalized until the underlying asset is placed into service. The following table summarizes the estimated useful lives used to depreciate property, plant and equipment and assets:

Asset Classification	Useful Life
Furniture and Equipment	4 – 7
Demonstration Plant	7
Construction in Progress	—
Impairment of Definite-Lived Assets - In accordance with ASC Topic 360 - Property, Plant and Equipment, tangible and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets placed in service is measured by comparing the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges for the period ended June 30, 2023 (Successor) or for the year ended December 31, 2022 (Predecessor).
Lease Agreements – Lease agreements may fall within two categories according to ASC Topic 842 – Leases, operating leases or financing leases. Both operating and finance leases result in the recognition of lease liabilities and associated right-of-use assets that are valued at the net present value of the lease payments and recognized. The Company has elected the short-term lease exception and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably certain to exercise. The discount rate used in the measurement of a right-to-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as a proxy for the discount rate based on the term of the lease unless the implicit rate is available.
Asset Retirement Obligation – The Company recognizes liabilities and the corresponding assets for future obligations associated with the retirement of assets. The fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. Prior to the Business Combination (Note C), asset retirement obligations were reflected in property, plant and equipment. In conjunction with the Business Combination, the Company re-measured its property, plant and equipment assets at their respective June 8, 2023 fair values, which resulted in the asset retirement obligation being removed from property, plant and equipment on the Consolidated Balance Sheets. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present values using a discounted cash flow approach and the liabilities are accreted using the interest method. The asset retirement costs and corresponding liabilities that have been recorded to-date relate to the obligations of the land lease for the property underneath the Demonstration Plant at the end of the Demonstration Plant's estimated useful life.
The Company’s valuation of the asset retirement obligation related to the Demonstration Plant encompasses an estimate for the cost to restore the site as required by lease terms. The accretion expense generated by the Company’s asset retirement obligation liability is recognized ratably over the Demonstration Plant’s expected seven year useful life.
Net Loss per Unit - During the Predecessor Period (as defined below), the Company computed basic net loss per unit by dividing the total net loss applicable to membership interest holders by the weighted average number of membership interests outstanding during the period. The Company computed diluted net loss per unit by dividing the net loss applicable to membership interest holders by the sum of the weighted-average number of membership interests outstanding during the period and the potentially dilutive effects of distribution units, Profits Interests and options to purchase membership interests. Such items were excluded if their effect was anti-dilutive. Since the impact of the distribution units, Profits Interests, and options to purchase membership interests were anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per unit for the period from April 1 through June 7, 2023 (Predecessor), January 1, 2023 through June 7, 2023 (Predecessor) or the year ended December 31, 2022 (Predecessor).
Net Loss per Share - During the Successor Period (as defined below), basic net loss per share is computed based on the weighted average number of common shares outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued. For the purposes of the diluted earnings per share calculation, Warrants, Earnout Shares and conversion of OpCo Units are excluded from the calculation for the period from June 8 through June 30, 2023 (Successor), as the inclusion would be anti-dilutive due to the losses reported in the year.
Equity Based Compensation – The Company applies ASC Topic 718 – Share-Based Payments (“ASC 718”) to account for its equity awards. Equity awards granted to employees include Profits Interests that settled to OpCo Class A units and a corresponding number of shares of Class B Common Stock. Generally, each award is subject to a service condition that requires a specific period of continued employment or service to the Company to elapse before the award fully vests. Certain awards also include performance conditions to vest fully. The Company’s Compensation Committee establishes these service and performance conditions.
The estimated fair value of NET Power LLC membership units was determined by an independent, external valuation service provider at each equity grant date until the Company became publicly traded. On the Closing Date, the Company fair valued the OpCo Units used to satisfy outstanding share-based awards at the fair value of the Company's Class A Common Stock.

In accordance with ASC 718, the Company recognizes expense related to equity awards for which vesting is considered probable. Forfeitures are recognized as they occur. For service-based awards, compensation cost is measured at fair value on the grant date and expensed ratably over the vesting term. For performance-based grants, the fair value is measured on the grant date and recognized as non-cash compensation expense, considering the probability of the targets being achieved.
Earnout Shares and Restricted Shares - As part of the Business Combination (Note C), 128,908,518 OpCo Class A Units and a corresponding number of shares of Class B Common Stock, 7,534,900 OpCo Class B Units and a corresponding number of shares of Class B Common Stock and 54,047,495 shares of Class A Common Stock owned by the Sponsor, the Sponsor's affiliates and private investors were subjected to certain vesting and transfer restrictions. Of the total shares subject to vesting and transfer restrictions, 986,775 OpCo Class B Units and a corresponding number of shares of Class B Common Stock vest in three tranches contingent upon the share price of the Class A Common Stock (the "Earnout Shares"). The first tranche vest if the closing price of the Class A Common Stock on the NYSE is greater than or equal to $12.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023. The second tranche vests if the closing price of the Class A Common Stock is greater than or equal to $14.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023. The third tranche vests if the closing price of the Class A Common Stock is greater than or equal to $16.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023.
Of the OpCo Units subject to transfer restrictions, 1,575,045 Class B OpCo Units and 42,969,506 Class A OpCo Units (the “Price Based Lockup Shares”) may not be transferred until after the three-year anniversary of the Closing Date; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after June 23, 2023, exceeds (i) $12.00 per share, then one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, (ii) $14.00 per share, then an additional one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, and (iii) $16.00 per share, then all of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions.
The remaining 5,959,855 Class B OpCo Units and 85,939,012 Class A OpCo Units (the “Time-Based Lockup Shares”) subject to transfer restrictions may not be transferred until after the one-year anniversary of the Closing Date; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after December 8, 2023, exceeds $12.00 per share, then the Time-Based Lock-up Shares will no longer be subject to such lock-up restrictions.
The Earnout Shares are reported as liabilities within the Company’s Consolidated Balance Sheets. The liability classification reflects the Company’s evaluation of the Earnout Shares according to ASC 480’s and ASC 815’s standards. The Price Based Lockup Shares and the Time-Based Lockup Shares are included as equity within the Company's Consolidated Balance Sheets.
Non-Controlling Interest - Non-controlling interests (“NCI”) represent certain Legacy NET Power Holders partners’ ownership of OpCo and certain directors’ proportionate share of the reporting entity. NCI is comprised of Class B OpCo Units and Class A OpCo Units (Note K). After evaluating each class of equity's redemption rights under ASC 480, the Company determined that both classes of NCI are subject to potential cash redemption that rests outside the Company's control. The Company has classified NCI as a component of mezzanine equity in consideration of this cash redemption feature and in accordance with ASC 810's guidance.
After considering the effects of consolidation, the Company owns 32.0% of OpCo and NCI holders own the residual 68.0%. The Company's comprehensive loss in the 2023 Successor Period is reduced by the portion of comprehensive loss that is attributable to non-controlling interests.
Research and Development Costs - The Company expenses costs related to operations and testing at the Demonstration Plant, as well as engineering and design costs related to development of the NET Power Process as incurred. These costs are included in Research and Development on the Consolidated Statements of Operations and Comprehensive Loss.
Related Parties –The Company applies ASC Topic 850 – Related Parties ("ASC 850") and prevailing SEC Guidance to classify and report transactions with related parties.
The Company has entered into contractual relationships with several of its current shareholders and former members that qualify as related parties according to the aforementioned criteria. These relationships include loans from members, master service agreements (“MSA”) and joint development agreements (“JDA”) designed to develop and deploy the NET Power Process. The Amended and Restated JDA qualifies as an unconditional purchase obligation under ASC Topic 440 - Commitments ("ASC 440") (Note M).

Income and Uncertain Taxes – The Company applies the guidance set forth in ASC Topic 740 – Income Taxes (“ASC 740”) to evaluate its tax positions. The Company evaluates the realizability of deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
NET Power Inc. consolidates the financial results of OpCo in its consolidated financial statements. OpCo represents a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As a pass-through entity for tax purposes, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to its members, including NET Power Inc., which is taxed as a corporation that pays corporate federal, state and local taxes with respect to income allocated from OpCo based on its economic interest in OpCo.
NP Europe is subject to taxation pursuant to UK tax regulations. For the quarter ended June 30, 2023 (Successor) and the year ended December 31, 2022 (Predecessor), NP Europe incurred taxable losses, which may be used to offset future profits. The Company has established a valuation allowance against possible future tax benefits because the ability to recognize these benefits does not meet ASC 740's more-likely-than-not recognition threshold; therefore, no provision or asset for UK income taxes has been included in the consolidated financial statements.
Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to comply with the applicable accounting guidance.
NOTE C — Business Combination
Rice Acquisition Corp. II (“RONI”), a Cayman Islands exempted company, was organized as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 18, 2021, RONI executed an initial public offering (“IPO”) of its Class A ordinary shares, generating gross proceeds of approximately $345,000. The net proceeds from the IPO were subsequently placed in a trust account for the intended purpose of consummating a business combination.
On December 13, 2022, NET Power, LLC entered into a Business Combination Agreement with RONI, Rice Acquisition Holdings II LLC, a Cayman Islands limited liability company (“RONI Holdings”), Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of RONI Holdings (the “Buyer”), and Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Buyer (“Merger Sub”). At the time of closing, the Merger Sub merged with and into NET Power, LLC, with NET Power, LLC continuing as the surviving entity, resulting in it becoming a majority-owned, direct subsidiary of the Buyer (the “Business Combination”). RONI Holdings renamed itself NET Power Operations LLC and RONI renamed itself NET Power Inc. upon completion of the Business Combination.
The Business Combination resulted in an umbrella partnership, C corporation or “Up-C” structure. Immediately prior to the execution of the Business Combination Agreement, RONI Holdings represented a VIE in accordance with ASC 810’s guidance; therefore, RONI represented the accounting acquirer within the Business Combination structure. The Company elected push-down accounting for the Business Combination and recorded the push-down entries at RONI Holdings.
As a result of the Business Combination, the Company's financial statement presentation distinguishes NET Power, LLC as the "Predecessor" through June 7, 2023 (the "Closing Date"). NET Power Inc. is the "Successor" for periods after the Closing Date. Revenue and earnings from the date of the Business Combination to period-end are shown as the "Successor" period on the Consolidated Statements of Operations and Comprehensive Loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
The result of the Business Combination generated the following financial results:
•The Business Combination generated $121,883 of expenses, including $16,021 of acquirer expenses recorded “on-the-line” because they would not have been incurred had the Business Combination not closed.

•In contemplation of the Business Combination, the Company modified certain outstanding Profits Interests awards, a portion of which vested during the pre-combination period. The Company included $325 of previously vested, modified Profits Interests issued to the award recipient as consideration transferred to sellers.
•Certain outstanding Profits Interests, which were not modified in contemplation of the Business Combination, that vested during the pre-combination period and that were issued to recipients as part of the Business Combination were included in consideration transferred to sellers. The total fair value of previously vested, unmodified Profits Interests included in consideration transferred to sellers equaled $651.
•All outstanding NET Power, LLC member interests converted into 136,073,365 vested Class A OpCo Units and a corresponding number of vested shares of Class B Common Stock, 1,119,198 unvested Class A OpCo Units and 1,119,198 unvested shares of Class B Common Stock upon completion of the Business Combination.
•The Company registered and issued 67,352,271 shares of Class A Common Stock on the New York Stock Exchange.
•The Company recorded 8,624,974 Public Warrants, which are exercisable into 8,624,974 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company's Class A Common Stock price equals or exceeds $18.00 per share for any 20 days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company's Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire 5 years after the Closing Date.
•The Company recorded 10,900,000 Private Placement Warrants, which are exercisable for 10,900,000 shares of Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants expire 5 years after the Closing Date. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable as long as they are held by the initial purchasers or their permitted transferees. The Private Placement Warrants and Class A Common Stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights.
•The Company recorded $81,243 of deferred tax liabilities, which represent the difference between NET Power Inc.’s tax basis and its US GAAP basis in OpCo, with an offsetting entry to goodwill. The basis difference is primarily attributable to the Company's developed technology and its Demonstration Plant asset.
•The Company received $661,623 of cash from trust net of certain expenses paid on the Closing Date. During the period from June 8 through June 30, 2023 (Successor) this cash earned $2,125 in interest revenue, which is reported as interest revenue on the Consolidated Statements of Operations and Comprehensive Loss.
The Business Combination was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $1,786,258. The following table summarizes the total consideration transferred during the Business Combination:

Consideration Transferred	Total
Pre-combination vesting of modified Profits Interests	$325
Pre-combination vesting of unmodified Profits Interests	651
Consideration Transferred to Sellers	975
Class A OpCo Units - non-controlling interests	1,785,283
Fair value of total consideration transferred	$1,786,258

The following table sets forth the fair value of the assets and liabilities assumed in connection with the Business Combination:

Total
Assets Acquired
Current Assets
Cash	$7,946
Prepaid expenses	637
Other current assets	30
Total Current Assets	8,613

Long Term Assets
Intangible assets, net	1,345,000
Property, plant and equipment	91,855
Right-of-use assets	940
Total Long Term Assets	1,437,795
Total Assets Acquired	$1,446,408

Liabilities Assumed
Current Liabilities
Accounts payable	2,574
Accrued liabilities	7,370
Current lease liability	137
Other current liabilities	1
Total Current Liabilities	10,082

Long Term Liabilities
Deferred tax liability	81,243
Asset retirement obligation	1,967
Long term lease liability	594
Total Long Term Liabilities	83,804
Total Liabilities Assumed	93,886

Total identifiable net assets	1,352,522
Goodwill	433,737
Net assets acquired	$1,786,259
The purchase price allocation is subject to change during the measurement period, which will expire one year from the acquisition date.
Pro-Forma Information - The following table presents pro forma information as if the Business Combination occurred as of January 1, 2022. The pro forma information reflects adjustments for additional amortization resulting from the fair value re-measurement of assets acquired and liabilities assumed, for alignment of accounting policies, and transaction expenses as if the Business Combination occurred on January 1, 2022. The pro forma results do not include any anticipated cost synergies or other effects of the combined Company. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the Company's future operating results.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pro forma revenue	$125	$208	$175	$432
Pro forma net loss	(140,353)	(30,507)	(174,157)	(58,594)
Pro forma net loss attributable to non-redeemable controlling interest	(44,913)	(9,762)	(55,730)	(18,750)
Pro forma net loss attributable to non-redeemable non-controlling interests	(95,440)	(20,745)	(118,427)	(39,844)
NOTE D — Intangible Assets
Goodwill represents the future economic benefits derived from the Company’s unique market position, the growth attributable to the NET Power Process and the Company's assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill is allocated to the Company's sole reportable segment and reporting unit.
The following table presents goodwill activity during the period from June 8 through June 30, 2023 (Successor):

Goodwill
Balance at June 8, 2023 (Successor)	$433,737
Measurement Period Adjustments	—
Balance at June 30, 2023 (Successor)	$433,737
The following tables present the Company's definite lived intangible assets as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor) are as follows:

	June 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Developed technology, gross	$1,345,000	$604
Accumulated Amortization	(4,110)	(341)
Developed technology, net	$1,340,890	$263
Amortization expense for the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor) was $10 and $4,110, respectively. Amortization expense for the three month and six month periods ended June 30, 2022 (Predecessor) was $5 and $11, respectively. Periodic amortization expense excludes goodwill, which is not amortized. The Company does not own or control any intangible assets with indefinite useful lives except goodwill. The Company's goodwill is not tax deductible. The following table presents estimated amortization expense for future periods and future years ending December 31:

Future Amortization Expense
2023	$33,625
2024	67,250
2025	67,250
2026	67,250
2027	67,250
2028 and thereafter	1,038,265
Total	$1,340,890

NOTE E – Property, Plant and Equipment
The following table summarizes the key classifications of property, plant and equipment as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor):

	June 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Furniture and Equipment, gross	$253	$368
Accumulated Depreciation	(4)	(216)
Furniture and Equipment, net	249	152

Demonstration Plant, gross	89,240	128,013
Accumulated Depreciation	(796)	(58,570)
Demonstration Plant, net	88,444	69,443

Construction in Progress	2,854	—

Total Property, Plant and Equipment, net	$91,547	$69,595
Depreciation expense for the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor) was $5,700 and $800, respectively. Depreciation expense for the three month and six month periods ended June 30, 2022 (Predecessor) was $3,266 and $6,531, respectively.
The following table disaggregates the contents of the Company's asset retirement obligation included in Property, Plant and equipment, net on the Consolidated Balance Sheets as of December 31, 2022 (Predecessor):

December 31, 2022 (Predecessor)
Asset Retirement Obligation, gross	$2,201
Accumulated Depreciation	(348)
Asset Retirement Obligation, net	$1,853
NOTE F — Accrued Liabilities
Accrued Liabilities as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor) are as follows:

	June 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Accrued Incentive Compensation	$337	$1,451
Other Accrued Liabilities	1,931	941
Total Accrued Liabilities	$2,268	$2,392

NOTE G — Trade Receivables and Allowance for Doubtful Accounts
Trade receivables, net as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor) comprise the following balances:

	June 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Trade Receivables, gross	$—	$352
Allowance for Doubtful Accounts	—	—
Trade Receivables, net	$—	$352
During the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor), the Company recorded bad debt expense associated with its allowance for doubtful accounts equal to $352 and $0 within General and Administrative on the Consolidated Statement of Operations and Comprehensive Loss, respectively. During the three month and six month periods ended June 30, 2022 (Predecessor), the Company recorded bad debt expense associated with its allowance for doubtful accounts equal to $0 and $0 within General and Administrative on the Consolidated Statement of Operations and Comprehensive Loss, respectively.
NOTE H — Related Party Transactions
Related Party Transactions - The Company has $1,914 and $178 in current liabilities payable to shareholders as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor), respectively. These related party payables are unsecured and are due on demand.
The Company has $0 and $2,212 in long term liabilities payable to shareholders as of June 30, 2023 (Successor) and December 31, 2022 (Predecessor), respectively.
Share Purchase Option - One of the Company’s significant shareholders owned an option to purchase up to 711,111 membership interests from NET Power, LLC if NET Power, LLC met certain performance conditions, which it did not achieve prior to the close of the Business Combination. Immediately prior to the close of the Business Combination (Note C), the option holder received 247,655 NET Power, LLC membership interests worth approximately $79,054 in exchange for retiring the purchase option. The membership interests converted into 7,905,279 Class A OpCo Units and a corresponding quantity of shares of Class B Common Stock in conjunction with the Business Combination. The loss generated from the settlement of the share purchase option is recorded as Option Settlement - Related Party expense on the Consolidated Statements of Operations and Comprehensive Loss.
JDA - On February 3, 2022, the Company entered into the Original JDA with Baker Hughes Energy Services LLC, which is a shareholder, and its affiliates (collectively “BHES”). The Original JDA's counterparties subsequently amended the agreement's terms on June 30, 2022 and December 13, 2022 (the "Amended and Restated JDA"). The Amended and Restated JDA represents a contract that engages BHES to invest in, develop and deploy the NET Power Process in collaboration with the Company. The Amended and Restated JDA entitles BHES to payments of cash, OpCo Units and a corresponding quantity of shares of Class B Common Stock in exchange for services related to the development and commercialization of the technology. The total compensation available to BHES and its affiliates under the Amended and Restated JDA totals $140,000 payable in $70,000 of cash and $70,000 of equity. Expenses incurred under the terms of the Amended and Restated JDA are invoiced quarterly.
The Company records the measurement of services provided by BHES within Research and Development - Related Party on the Consolidated Statement of Operations and Comprehensive Loss. Total Research and Development costs incurred under the terms of the Amended and Restated JDA equaled $11,713 and $5,459 for the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor), respectively. Total Research and Development costs incurred under the terms of the Amended and Restated JDA equaled $3,745 and $5,771 for the three month and six month periods ended June 30, 2022 (Predecessor), respectively.
The total value of membership interests that the Company used as compensation under the terms of the Amended and Restated JDA totaled $587 and $717 for the three month and six month periods ended June 30, 2022 (Predecessor), respectively. The total value of membership interests that the Company used to compensate BHES under the terms of the Amended and Restated JDA totaled $3,902 during the period from January 1, 2023 (Predecessor) through June 7, 2023 (Predecessor) and totaled $1,959 during the period from April 1, 2023 (Predecessor) through June 7, 2023 (Predecessor).

The combined value of Class A OpCo Units and shares of Class B Common Stock that the Company used to compensate BHES under the terms of the Amended and Restated JDA totaled $147 during the period from June 8, 2023 through June 30, 2023 (Successor).
Reference Note M and Note L for additional quantitative disclosures related to the Amended and Restated JDA.
MSA – A significant shareholder has provided the Company with marketing services, patent administration services and technology maintenance services related to the development of the NET Power Process. The total cost incurred for these services was $79 and $14 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor), respectively. The total cost incurred for these services was $69 and $136 during the three month and six month periods ended June 30, 2022 (Predecessor), respectively. These totals are included in General and Administrative - Related Party on the Consolidated Statements of Operations and Comprehensive Loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the Demonstration Plant. The total cost incurred for these services was $530 and $87 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor), respectively. The total cost incurred for these services was $305 and $606 during the three month and six month periods ended June 30, 2022 (Predecessor), respectively. These totals are reflected in Research and Development - Related Party on the Consolidated Statements of Operations and Comprehensive Loss.
An entity controlled by a shareholder and former NET Power, LLC board of directors member has provided consulting services to the Company. The total cost incurred for these services was $101 and $14 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor), respectively. The total cost incurred for these services was $58 and $115 during the three month and six month periods ended June 30, 2022 (Predecessor), respectively. These totals are included in General and Administration - Related Party on the Consolidated Statements of Operations and Comprehensive Loss.
A former shareholder previously provided engineering services to the Company. The total cost incurred for these services was $0 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and $0 during the period from June 8, 2023 through June 30, 2023 (Successor), respectively. The total cost for these services was $84 and $26 during the three month and six month periods ended June 30, 2022 (Predecessor), respectively. These totals are included in General and Administration - Related Party on the Consolidated Statements of Operations and Comprehensive Loss.
NOTE I – Fair Value Measurement
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023 (Successor) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine each liability's fair value:

Description	Level 1	Level 2	Level 3	Total
Public Warrants	$28,980	$—	$—	$28,980
Private Placement Warrants	—	—	52,320	52,320
Earnout Shares	—	—	10,867	10,867
Total	$28,980	$—	$63,187	$92,167
The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of December 31, 2022 (Predecessor) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine each liability's fair value:

Description	Level 1	Level 2	Level 3	Total
Option Liability	$—	$—	$5,174	$5,174
Total	$—	$—	$5,174	$5,174

The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements:

	June 8 – June 30, 2023 (Successor)	April 1 - June 7, 2023 (Predecessor)	January 1 – June 7, 2023 (Predecessor)	June 8 – June 30, 2023 (Successor)	April 1 – June 30, 2022 (Predecessor)	January 1 – June 30, 2022 (Predecessor)
Balance of recurring level 3 liabilities at beginning of period	$63,851	$—	$5,174	$63,851	$1,824	$1,459
Total gains and losses during the period included in Other Income (Expense)	(664)	—	—	(664)	30	395
Issuances	—	—	—	—	—	—
Payments	—	—	(5,174)	—	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance of recurring level 3 liabilities at end of period	$63,187	$—	$—	$63,187	$1,854	$1,854
Earnout Shares - The fair values for the Earnout Shares are estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average share price. The key inputs into the valuation of the Earnout Shares are an expected term of 3 years, a risk-free rate of 4.4% and estimated equity volatility of 26.5%. The estimated equity volatility assumption is based on a blended average of asset and equity volatility measurements, respectively, of publicly traded companies within the Company's peer group.
Warrants - The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the Public Warrants are considered to be Level 1 fair value instruments because their price is observable.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the Class A Common Stock closing price of $13.00, the risk free rate of 4.1%, volatility of 27.0%, a term of 5 years and a strike price of $11.50 per share. The volatility assumption is based on a blended average of operating and equity volatility, of publicly traded companies within the Company's peer group.The Private Placement Warrants are considered to be Level 3 fair value instruments because they are not traded on public markets; therefore, their price is not observable.
Option Liability - The Company’s option liability was issued in conjunction with member loans authorized on October 15, 2021. The loans were fully repaid on February 3, 2022. The interest expense related to these loans equaled $30 and $0 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through June 30, 2023 (Successor), respectively. These measurements were reported in Interest Income (Expense) on the Consolidated Statements of Operations and Comprehensive Loss. On January 11, 2023, an option holder exercised its option to purchase membership interests associated with the member loan agreement. On February 3, 2023, another option holder also exercised its option to purchase membership interests associated with the member loan agreement. The Company issued 5,824 and 28,764 membership interests to the two option holders, respectively, and received an aggregate of $5,836 from the exercise of the options. No loan options are currently outstanding.
NOTE J — Net Loss per Share and Net Loss per Unit
Successor Period – Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding. Diluted net income per share is computed based on the weighted average number of shares of Common Stock outstanding, increased by the number of any additional shares of Common Stock that would have been outstanding had any potentially dilutive shares of Common Stock been issued and reduced by the number of shares of Common Stock the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares.
For the purposes of the diluted earnings per share calculation, Warrants, Earnout Shares, BHES Bonus Shares (Note L), unvested Class A OpCo Units and the potential conversion of OpCo Units are excluded from the net loss per share calculation for the period from June 8, 2023 through June 30, 2023 (Successor) because their inclusion would be anti-dilutive due to the losses reported in the Successor Period. Additionally, Earnout Shares and BHES Bonus Shares are excluded from the net loss calculation because the contingencies that would allow for those Earnout Shares to vest into OpCo Units have not yet been met. Based on the amounts outstanding at June 30, 2023 (Successor), the Company excluded the following financial instruments from the computation of diluted net loss per unit because their inclusion would be anti-dilutive due to the losses reported in the Successor Period:

Anti-Dilutive Instrument	June 30, 2023 (Successor)
Public Warrants	8,624,974
Private Placement Warrants	10,900,000
Earnout Shares	986,775
BHES Bonus Shares	2,068,416
Unvested Class A OpCo Units	1,119,198
Class A OpCo Units	136,392,072
Class B OpCo Units	6,638,125
Total	166,729,560
Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the period from June 8, 2023 through June 30, 2023 (Successor).
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the period from June 8, 2023 through June 30, 2023 (Successor):

Class A
Numerator
Net loss	$(110,586)
Net loss attributable to shareholders	$(35,017)
Denominator
Weighted-average number shares outstanding, basic and diluted	67,404,794
Net loss per share attributable to shareholders, basic and diluted	$(0.52)
Predecessor Period – Basic net loss per unit is computed based on the weighted average number of membership interests outstanding. Diluted net loss per unit is computed based on the weighted average number of membership interests outstanding, increased by the number of any additional units that would have been outstanding had any potentially dilutive membership interests been issued and decreased by the number of membership interests the Company could have repurchased from the proceeds from issuance of the potentially dilutive membership interests.
As of June 30, 2022 (Predecessor), the Company’s potentially dilutive securities were Profits Interests, member loan share options and share options. Based on the amounts outstanding at June 30, 2022 (Predecessor), the Company excluded the following potential membership interests from the computation of diluted net loss per unit because their inclusion would be anti-dilutive due to the losses reported in the Predecessor Period:

Anti-Dilutive Instrument	June 30, 2022 (Predecessor)
Profits Interests	450,013
Member Loan Share Options	34,588
Occidental Petroleum Share Options	711,111
Total	1,195,712

The following table sets forth the computation of the Company’s basic and diluted net loss per unit for the three month and six month periods ended June 30, 2022 (Predecessor) and for the period from January 1, 2023 through June 7, 2023 (Predecessor), respectively:

	Period from April 1 - June 7, 2023 (Predecessor)	Period from January 1 - June 7, 2023 (Predecessor)	Three Months Ended June 30, 2022 (Predecessor)	Six Months Ended June 30, 2022 (Predecessor)
Numerator:
Net loss	$(17,109)	$(34,176)	$(13,767)	$(25,114)
Net loss attributable to membership interest holders	(17,109)	(34,176)	(13,767)	(25,114)
Denominator:
Weighted-average number membership interests outstanding, basic and diluted	3,791,634	3,766,871	3,715,971	3,685,699
Net loss per unit attributable to membership interest holders, basic and diluted	$(4.51)	$(9.07)	$(3.70)	$(6.81)
NOTE K – Shareholders’ Equity, Non-Controlling Interest and Members’ Equity
Successor Period - The Company’s equity consists of a total of 831,000,000 authorized shares across all classes of capital stock, which the Company has the authority to issue. The 831,000,000 authorized shares consist of 1,000,000 authorized shares of preferred stock with a par value of $0.0001 per share, 520,000,000 authorized shares of Class A Common Stock with a par value of $0.0001 per share, and 310,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.
As of June 30, 2023 (Successor), the Company had no outstanding shares of Preferred Stock, 67,352,271 outstanding shares of Class A Common Stock, and 142,711,590 outstanding shares of Class B Common Stock.
The table below demonstrates the calculation of comprehensive loss attributable to redeemable non-controlling interest holders for the June 8, 2023 through June 30, 2023 (Successor) Period:

Period from June 8 - June 30, 2023 (Successor)
Comprehensive Loss	$(110,586)
Redeemable non-controlling interest percentage - Class A OpCo Units	64.8%
Comprehensive loss attributable to Class A OpCo Units	$(71,660)

Period from June 8 - June 30, 2023 (Successor)
Comprehensive Loss	$(110,586)
Redeemable non-controlling interest percentage - Class B OpCo Units	3.2%
Comprehensive loss attributable to Class B OpCo Units	$(3,539)
Redeemable non-controlling interests are comprised of 136,073,465 vested Class A OpCo Units and 6,638,125 vested Class B OpCo Units. Class A OpCo Units are exchangeable for shares of Class A Common Stock or redeemable for cash. Additionally, the Company holds a call right that enables it to redeem Class A OpCo Units for shares of Class A Common Stock or cash once the unit holder has elected to redeem the equity instrument. Class B OpCo Units are convertible into Class A OpCo Units at the unit holders' discretion, as long as the value of the Class B OpCo Units equals the value of the Class A OpCo Units at the time of exchange. Subsequent to the Business Combination (Note C), Class B OpCo Units are convertible into Class A OpCo Units whenever Class A OpCo Units or Warrants are redeemed, the Company offers equity securities, Warrants are exercised, or certain other equity transactions that cause the value of the Class B OpCo Units to be stepped-up to the value Class A OpCo Units.
Predecessor Period – The Company’s equity in the Predecessor Period comprised a single class of membership interests. The Company’s members’ equity as of June 30, 2022 (Predecessor) included 4,987,845 authorized membership interests, of which 3,716,149 were issued and outstanding.
Due to the absence of an active market for the Company’s membership interests, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid - Valuation of Privately-Held Company Equity Securities Issued as Compensation to estimate the fair value of its membership interests. The estimated fair value of the membership interests was determined at each grant date based upon a variety of factors, including price of equity issuances by the Company, the Company’s financial position, historical financial performance, the Company’s developed, external market conditions affecting any trends within the industry and the likelihood of achieving a liquidity event.
NOTE L — Share-Based Payments
The following table presents the employee share-based compensation cost that the Company recorded for the fiscal periods presented on the Consolidated Statements of Operations and Comprehensive Loss:

	June 8 - June 30, 2023 (Successor)	April 1 - June 7, 2023 (Predecessor)	Three Months Ended June 30, 2022 (Predecessor)	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	Six Months Ended June 30, 2022 (Predecessor)
Share-based compensation cost	$1,655	$1,172	$3,197	$1,655	$3,075	$5,801
As of June 30, 2023 (Successor), there was $4,605 of unrecognized share-based compensation expense related to unvested Profits Interests granted under previous programs, which the Company expects to recognize through 2025. As of December 31, 2022 (Predecessor), there was $9,312 of unrecognized share-based compensation expense related to unvested equity awards granted under previous programs.
The following table presents a summary of employee equity awards outstanding, granted, forfeited, vested on an accelerated basis and redeemed during the current year-to-date:

	Quantity		Calculated Value
	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)
Unvested, beginning of period	1,895,179	226,494	$13.06	$63.25
Granted	—	—	—	—
Forfeited	(324,625)	—	10.82	—
Vested	—	(107,418)	—	63.18
Accelerated	(451,356)	—	15.05	—
Unvested, end of period	1,119,198	119,076	12.91	63.32
In conjunction with the Business Combination, the Company's board of directors and RONI's shareholders approved the 2023 Omnibus Incentive Plan. The 2023 Omnibus Incentive Plan reserves a number of shares of Class A Common Stock equal to 9.0% of the total quantity of shares of Class A Common Stock and Class B Common Stock outstanding immediately subsequent to the Business Combination (Note C) for grant to Company employees as equity awards. The quantity of shares of Class A Common Stock reserved for grant under the Omnibus Incentive Plan will automatically increase annually on the first day of each fiscal year beginning with the 2024 fiscal year in an amount equal to 5.0% of the combined shares of Class A Common Stock and Class B Common Stock outstanding on the last day of the immediately preceding fiscal year or such lesser amount as determined by the administrator of the 2023 Omnibus Incentive Plan. To date, the Company has not authorized any awards under the 2023 Omnibus Incentive Plan.

Replacement Awards - Pursuant to the Business Combination Agreement (Note C), the Company agreed to amend the settlement provisions of certain unvested, outstanding Profits Interests previously issued by NET Power, LLC (the “Replacement Awards”). Unvested Replacement Awards that would have originally settled into NET Power, LLC membership interests will now settle into Class A OpCo Units and a corresponding number of shares of Class B Common Stock. The number of Class A OpCo Units and shares of Class B Common Stock into which the Replacement Awards will settle will be calculated so that the settlement value approximates the value of NET Power, LLC membership interests into which the Profits Interests would have settled. The Replacement Awards will continue to vest over the original applicable service periods and are subject to the same performance conditions as the Profits Interests.
Accelerated Vesting & Forfeiture of Certain Profits Interests - Also pursuant to the Business Combination Agreement, the Company agreed to accelerate the vesting of certain unvested Profits Interests upon completion of the Business Combination. The Business Combination resulted in the immediate vesting of 30,000 Profits Interests, which equated to 451,356 Class A OpCo Units and a corresponding number of shares of Class B Common Stock, that generated $1,624 in compensation cost, which was directly attributed to the transaction on June 8, 2023. The expense generated by the accelerated vesting of certain Profits Interests are recorded in General and Administrative - Related Party within the June 8 through June 30, 2023 (Successor) period of the Consolidated Statements of Operations and Comprehensive Loss.
Additionally, the Business Combination resulted in the forfeiture of 30,000 unvested Profits Interests, which equated to 324,625 Class A OpCo Units and a corresponding number of shares of Class B Common Stock. This forfeiture did not affect the compensation expense recorded in the Consolidated Statements of Operations and Comprehensive Loss because the awards were unvested at the time of forfeiture.
JDA - From April 1 through June 7, 2023 (Predecessor), the equity issued as payment for costs incurred pursuant to the Original JDA comprised 9,210 of NET Power, LLC's single class of membership interests at a value of $168.75 per membership interest. During the Successor Period, the equity accrued as payment for costs incurred pursuant to the Amended and Restated JDA comprised 318,607 Class A OpCo Units and a corresponding number of shares of Class B Common Stock at a total equivalent value of $2,106. The portion of Original JDA and Amended and Restated JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional Paid in Capital on the Consolidated Balance Sheets and the Consolidated Statement of Shareholders' Equity and Non-Controlling Interest.
BHES may earn additional shares under the terms of the Amended and Restated JDA ("BHES Bonus Shares") if it meets certain contractually stipulated project milestones related to the development of the Demonstration Plant. The Company determined that BHES's achievement of each of these milestones is probable in accordance with ASC 718's guidance; therefore, the Company recognizes the compensation cost associated with milestone share-based payments ratably over the expected service period. The following table disaggregates the variable compensation payable to BHES should it meet its milestone objectives:

	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
JDA - variable share-based payments	January, 2027	$19,738	$7,607	$27,345
Additionally, BHES received an additional 47,000 membership interests that converted into 1,500,265 Class A OpCo Units and a corresponding number of shares of Class B Common Stock in conjunction with the consummation of the Business Combination (Note C).
Shares used as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17,500 to the Company. The Company has incurred inception-to-date losses of $1,365 related to such issuances.
Reference Note H and Note M for additional quantitative disclosures related to the Original JDA and the Amended and Restated JDA.
NOTE M — Commitments and Contingencies
Litigation - In conjunction with the Business Combination (Note C), the Company entered into a settlement agreement with a RONI shareholder related to certain disclosures made in the registration statement filed by RONI for the Business Combination. The settlement amount did not have a material effect on the Consolidated Balance Sheets of the Company.

Office Lease - On June 6, 2022, the Company entered into an office space lease agreement, which became effective on November 1, 2022 and continues for 5 years from the signing date. The lease is classified as an operating lease and the lease liability was calculated using an incremental borrowing rate of 8.0%. The following table presents the future minimum lease payments, representative of the Company’s contractually-required cash payments to the lessor, attributable to this operating lease:

Year	Future Minimum Lease Payments
2023	$94
2024	192
2025	196
2026	201
2027	171
2028 and thereafter	—
Total	$854
As of June 30, 2022, the Company had $724 in lease liabilities and $926 in right-of-use assets attributable to its office lease on its Consolidated Balance Sheets.
Land Lease - The Company leases the land under the Demonstration Plant. The lease expires on the earlier of (i) July 1, 2025 or (ii) the termination of the Company’s oxygen supply agreement with the lessor, which also serves as a supplier to the Company. Lease payments for the land equal $1.00 per year.
In conjunction with the Business Combination Agreement (Note C), the Company revalued its land lease at its fair value, which involved a comparison of the land lease's terms against comparable market lease terms. Based on this comparison, the Company recorded $210 of right-of-use assets on the Consolidated Balance Sheets related to the favorable terms of its Demonstration Plant land lease.
Asset Retirement Obligation - The Company’s valuation of the asset retirement obligation related to the Demonstration Plant encompasses an estimate for the cost to restore the site as required by lease terms.
The following table reconciles the beginning value of the Company's asset retirement obligation liability to its ending balance for each period presented in the Consolidated Statements of Operations and Comprehensive Loss:

	Period from			Period from
	June 8 – June 30, 2023 (Successor)	April 1 - June 7, 2023 (Predecessor)	April 1 – June 30, 2022 (Predecessor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – June 30, 2022 (Predecessor)
Asset retirement obligation, beginning of period	$1,967	$2,474	$2,254	$1,967	$2,415	$—
Obligation incurred	—	—	—	—	—	2,201
Periodic accretion expense	10	44	54	10	103	107
Asset retirement obligation, end of period	$1,977	$2,518	$2,308	$1,977	$2,518	$2,308
Unconditional Purchase Obligations - The Company has committed to purchase industrial components for installation at its Demonstration Plant. The Company pays for these components in installments related to contractual milestones specified by the counterparty. In accordance with ASC 440, the Company does not recognize the commitment on its Consolidated Balance Sheets. Upon invoicing, the Company reclassifies current period installment payments to accounts payable and proportionally increases its construction in progress account. The Company expects to recognize the gross value of its existing asset purchase commitments during the current fiscal year.
Additionally, the Company does not recognize the commitment related to the Amended and Restated JDA (Note H and Note L) on its balance sheet in accordance with ASC 440's guidance. Upon invoicing the Company accrues for the current period billing in Due to Related Parties and records the related operating expense and compensation expense. The Company expects to recognize the gross value of its commitments under the Amended and Restated JDA by January, 2027.
The following table presents the Company’s material, unrecognized purchase obligations:

			Period of Recognition
Commitment	Consideration Type	Gross Commitment	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	Prior Predecessor Periods	Remaining Commitment
Asset Purchase Commitment	Cash	$4,700	$—	$1,168	$—	$3,532
Original and Amended and Restated JDA (Note H)	Cash	70,000	119	3,121	2,211	64,549
Original and Amended and Restated JDA (Note H)	Share-Based	70,000	147	3,902	2,765	63,186
	Total	$144,700	$266	$8,191	$4,976	$131,266
NOTE N — Income Taxes
Prior to the Closing Date, NET Power, LLC represented a pass-through entity for state and federal income tax consideration, which passed through its income or loss to its partners; therefore, it did not record income tax (benefit) expense. The following table presents the Company’s Income tax (benefit) expense and the effective income tax rate during the period from June 8 through June 30, 2023 (Successor):

June 8 - June 30, 2023 (Successor)
Income tax expense (benefit)	$(672)
Effective tax rate	0.6%
The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21.0% to the loss before income taxes due to income (loss) from non-taxable pass-through entities related to non-controlling interests, non-deductible expenses, outside basis adjustments and the valuation allowance placed against deferred tax assets.
NOTE O — Subsequent Events
On August 11, 2023, the Company entered into a new lease agreement, which will be classified as an operating lease on the Consolidated Balance Sheets in accordance with ASC 842.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and unit amounts, unless otherwise noted)

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Report and NET Power LLC’s audited consolidated financial statements as of and for the years ended December 31, 2022 and the related notes thereto, included in Registration Statement. Certain information included in this discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results may differ materially from those projected or implied by the forward-looking statements. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Unless the context otherwise requires, all references in this section to “NET Power,” “we,” “us,” or “our” and the “Company” refer to the business of NET Power and its subsidiaries. Additional terms used herein are defined in the section entitled “Certain Defined Terms” and elsewhere in this Report.

Overview
We are a clean energy technology company that has developed a unique power generation system (the “NET Power Cycle”) that produces clean, reliable, and low-cost electricity from natural gas while capturing virtually all atmospheric emissions. The NET Power Cycle is designed to inherently capture carbon dioxide (CO2) and eliminate air pollutants such as sulfur oxides (SOX), nitrogen oxides (NOX), and particulates. The NET Power Cycle was first demonstrated at our 50 MWth Demonstration Plant in La Porte, Texas, which broke ground in 2016 and began testing in 2018. We conducted three testing campaigns over three years and synchronized to the Texas grid in the fall of 2021. Through these tests, we achieved technology validation, reached critical operational milestones, and accumulated over 1,500 hours of total facility runtime as of August 2023. Over the next several years, the Company plans to conduct additional testing and validation campaigns at its Demonstration Plant and construct its first utility-scale plant with targeted completion in 2026.

We plan to license our technology through offering plant designs ranging from industrial-scale configurations between 25-115 MW net electric output to utility-scale units of approximately 300 MW net electric output capacity. Our first generation utility-scale design (Gen1U) will be a 300 MWe Class power plant, targeting a CO2 capture rate of 97% or greater. Early Gen1U deployments are focused on ensuring a clean and reliable system. Based on our work to date, we expect these early projects to target a net efficiency of approximately 45%. Incorporating the lessons learned from early plants’ operations, we target to deliver later Gen1U plants with net efficiency of approximately 50%. With multiple Gen1U projects currently in development, we expect the first utility-scale plant utilizing the NET Power Cycle will begin startup operations in 2026. We intend to deploy our technology in the U.S. and around the world by leveraging experience gained from our La Porte Demonstration Plant as well as from the expertise of our strategic owners, including Occidental Petroleum Corporation (“OXY”), through OLCV Net Power, LLC, Baker Hughes Energy Services LLC, an affiliate of Baker Hughes Company (“BHES”), Constellation Energy Generation, LLC (“Constellation Energy”) and NPEH, LLC, which is controlled by 8 Rivers Capital, LLC, a company controlled by SK Inc. (“8 Rivers Capital”).

Our potential customers include electric utilities, oil and gas companies, technology companies, and industrial facilities, both in domestic and international markets. We have engaged in active dialogue with potential customers in each of these industries. We expect that our primary revenues will be derived from license and royalty fees from our customers who will develop, own, and construct NET Power Plants around the world. We expect to also provide technical support services to NET Power Plant developers and operators.

The Business Combination
On December 13, 2022, NET Power LLC entered into the Business Combination Agreement (as may be amended from time to time, the “Business Combination Agreement”) with Rice Acquisition Corp II (“RONI”), Rice Acquisition Holdings II LLC (“RONI OpCo”), Topo Buyer Co, LLC (“RONI Buyer”) and Topo Merger Sub, LLC (“RONI Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub merged with and into NET Power LLC with NET Power LLC surviving the merger as a wholly controlled subsidiary of RONI Buyer (the “Business Combination”). Upon the consummation of the Business Combination on June 8, 2023, RONI was renamed NET Power Inc.

Pursuant to the Business Combination Agreement, the aggregate merger consideration payable upon closing of the Business Combination to existing NET Power LLC holders consisted of 136,073,365 vested Class A OpCo Units and a corresponding number of vested shares of Class B Common Stock, 1,119,198 unvested Class A OpCo Units and 1,119,198 unvested shares of Class B Common Stock. Following the Closing, NET Power Inc. retained its umbrella partnership, C corporation or “Up-C” structure, whereby all of the equity interests in NET Power, LLC are held by OpCo, and NET Power Inc.’s only assets are its equity interests in OpCo.

In accordance with ASC 810, NET Power Operations LLC is considered a variable interest entity with NET Power Inc. serving as its primary beneficiary. NET Power Inc. was determined to be the primary beneficiary of NET Power LLC through being the sole managing member of OpCo, with the power to control the most significant activities of NET Power LLC, while also having an economic interest that provides it with the ability to participate significantly in NET Power LLC’s benefits and losses. As a result, NET Power LLC will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination represents an acquisition of a business and NET Power LLC’s identifiable assets acquired, liabilities assumed, and any non-controlling interests will be measured at their acquisition date fair value.

As a result of the Business Combination, NET Power Inc. became a publicly traded company with common stock and public warrants trading on the New York Stock Exchange, which has necessitated the hiring of additional personnel and the implementation of procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, material additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.

Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, cost over-runs in the testing and operation of the Demonstration Plant, technical problems with the NET Power Cycle, potential supply chain issues, and development of competing clean-energy technology sooner or at a lesser cost than the NET Power Cycle. Potential supply chain issues related to the manufacturing and transportation of key equipment have not yet had a material impact on our results of operations or capital resources, but continued material disruption in the supply chain may, in the future, lead to a delay in our commercialization efforts, which could impact our results of operations.

Commencing Commercial Operations
Over the next several years, the Company plans to conduct additional research and testing campaigns at its Demonstration Plant and construct its first utility-scale plant with targeted completion in 2026. We expect that the 300 MWe Class plant will be a NET Power-led consortium project located at an OXY-hosted site in the Permian Basin of West Texas. We expect that the project will fully integrate power production with transportation and underground storage of carbon dioxide. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.

Major remaining development activities relating to completing construction of our first utility-scale plant are similar to the activities we previously undertook to design, build, and commission the La Porte, Texas Demonstration Plant. These activities include but are not limited to: finalizing a Siting Study, initiating all permitting required, conducting a Front End Engineering Design (FEED) study, originating all required supply and off-take contracts, structuring the project to attract any required third party equity and debt financing and achieving final investment decision (FID), initiating the Engineer, Procurement and Construction (EPC) process, and constructing and commissioning the facility.

Regulatory Approvals
We will hire a permitting consultant to ensure all required regulatory approvals are met during project development. These include, but are not limited to: air permits, construction permits, electrical power generation approvals, waste water discharge permits, and others.

Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenue
We have not generated material revenue to date. We have historically generated revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies. We have also generated revenue from our role as a sub-recipient of a Department of Energy grant to conduct syngas testing at our La Porte, Texas Demonstration Plant.

Cost of Revenue
Cost of revenue includes primarily the cost of subcontractor labor, as well as supplies and materials directly associated with our role as a grant subrecipient. These costs were submitted to the primary Department of Energy grant recipient for direct reimbursement.

Gross Profit

Our gross profit represents revenues less our total costs of revenue.

Operating Expenses
Operating expenses consist of general and administrative expenses, sales and marketing expenses, research and development expenses, as well as depreciation and amortization expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits and stock-based compensation expenses.

We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization, professional fees for legal, accounting, and other consulting services, as well as other costs including bad debt expense. We have incurred and we expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We have increased and we expect to further increase the size of the general and administrative function to support the growth of our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term.

Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing activities. We have not incurred significant sales and marketing expenses to date. We intend to make significant investments in our sales and marketing organization in the future to drive revenue once commercial activities commence. As a result, we expect our sales and marketing expenses to increase in the future as we approach commencing commercial operations.

Research and Development
Our research and development, or R&D, expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant in La Porte, Texas, and development activities under the Joint Development Agreement, dated February 3, 2022, by and among NET Power, Nuovo Pignone International S.r.l. (NPI), and Nuovo Pignone Tecnologie S.r.l. (NPT), as amended by that certain First Amendment to Joint Development Agreement, dated effective June 30, 2022, by and among the same parties (the “Original JDA”) and the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among NET Power, RONI, RONI OpCo, NPI, and NPT, as amended, supplemented or otherwise modified from time to time in accordance with its terms (the “Amended and Restated JDA”). R&D costs have been expensed as incurred. We expect R&D expenses to grow as we continue to develop our technology.

Project Development
Project Development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Costs currently relate primarily to the development of our first utility-scale plant, but are not limited to a single project or site. We expect these costs to increase as we progress with our initial utility-scale plant, and as additional projects are initiated.

Option Settlement
Option Settlement expense is composed of a one-time cost related to issuance of equity in conjunction with the Business Combination Agreement.

Depreciation, Amortization and Accretion
Our depreciation and amortization expenses have previously consisted primarily of depreciation on our Demonstration Plant, with minimal cost associated with amortization of a small intangibles balance. As a result of the business combination we now have a significant intangible balance for developed technology, which will result in commensurate amortization expenses going forward. We expect future depreciation and amortization to increase slightly as we continue to invest in our Demonstration Plant testing facility. Our accretion expense in prior periods was related to the asset retirement obligation at the Demonstration Plant, however this asset was marked to fair value at the close of the business combination and therefore will result in no further accretion.

Other Income (expense)
Other income (expense) consists mainly of interest income, interest expense, fair value adjustments and other expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (In thousands)
The following table sets forth our condensed results of operations data for the periods presented:

	Period from			$ Change	% Change
	June 8 – June 30, 2023 (Successor)	April 1 - June 7, 2023 (Predecessor)	April 1 – June 30, 2022 (Predecessor)
Revenue
Revenue	$—	$125	$208	$(83)	(39.9)%
Cost of revenue	—	3	155	152	(98.1)%
Gross Profit	—	122	53	69	130.2%

Operating Expenses
General and administration	24,311	6,498	5,424	25,385	468.0%
Sales and marketing	156	528	242	442	182.6%
Research and development	5,829	6,753	4,797	7,785	162.3%
Project development	115	973	—	1,088	n/a
Option settlement	79,054	—	—	79,054	n/a
Depreciation, amortization and accretion	4,926	2,481	3,325	4,082	122.8%
Total Operating Expenses	114,391	17,233	13,788	117,836	854.6%

Operating Loss	(114,391)	(17,111)	(13,735)	(117,767)	857.4%

Other Income (Expense)
Interest income (expense)	2,125	2	(32)	2,159	6746.9%
Other income (expense)	1,009	—	—	1,009	n/a
Net Other Income (Expense)	3,134	2	(32)	3,168	9900.0%

Net Loss before Income Tax	(111,257)	(17,109)	(13,767)	(114,599)	832.4%
Income tax expense (benefit)	(672)	—	—	(672)	n/a
Net Loss after Income Tax	(110,585)	(17,109)	(13,767)

Other Comprehensive Loss
Foreign currency translation gain (loss)	(1)	—	—	(1)	—%
Comprehensive Loss	(110,586)	(17,109)	(13,767)	(114,600)	832.4%
Comprehensive Loss attributable to non-controlling interests	(75,585)	—	—	(75,585)	—%
Comprehensive Loss attributable to NET Power Inc.	$(35,001)	$(17,109)	$(13,767)	$(39,014)	283.4%

Revenue
Revenue decreased by $83, or 39.9%, for the three months ended June 30, 2023, as compared to $208 for the three months ended June 30, 2022. Revenue during these two periods was not significant, and the decrease is attributable to normal fluctuation.

Cost of Revenue
Cost of revenue decreased by $152, or 98.1%, for the three months ended June 30, 2023, as compared to $155 for the three months ended June 30, 2022. This decrease was primarily attributable to a decrease in U.S. Department of Energy (DOE) Syngas testing activities at the La Porte Demonstration Plant, which had only minimal activity in 2022, and had no activity in 2023.

General and Administrative
General and administrative expenses increased by $25,385, or 468.0%, for the three months ended June 30, 2023, as compared to $5,424 for the three months ended June 30, 2022. This increase was partially attributable to overall increases in corporate activity, including staffing and equity-based compensation. However the majority of the increase is composed of costs associated with the close of the Business Combination Agreement and subsequent public company status.

Sales and Marketing

Sales and marketing expenses increased by $442, or 182.6%, for the three months ended June 30, 2023, as compared to $242 for the three months ended June 30, 2022. This increase was primarily attributable to increased engagement of external consultants to support increased marketing activities as well as engagement of commercial staff.

Research and Development
Research and development increased by $7,785, or 162.3%, for the three months ended June 30, 2023, as compared to $4,797 for the three months ended June 30, 2022. This increase was primarily due to the increase of development activities under the Original JDA and the Amended and Restated JDA.

Project Development
Project development increased by $1,088 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was due to the initiation of activities related to development of a utility-scale facility.

Option Settlement
Option Settlement expense increased by $79,054 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was due to a one-time cost for settlement of an option agreement.

Depreciation and Amortization
Depreciation expense increased by $4,082, for the three months ended June 30, 2023, as compared to $3,325 for the three months ended June 30, 2022. A portion of this increase is attributable to the change in fixed asset fair value related to purchase accounting, however the majority is due to the amortization of the intangible asset for developed technology, also recorded as a result of the purchase accounting associated with the close of the Business Combination.

Interest Income (Expense) and Other Income (Expense)
Interest income (expense) increased by $2,159 for the three months ended June 30, 2023, as compared to $(32) for the three months ended June 30, 2022 as a result of interest earned on cash from trust.

Comparison of the Six Months Ended June 30, 2023 and 2022 (In thousands)

The following table sets forth our condensed results of operations data for the periods presented:

	Period from			$ Change	% Change
	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – June 30, 2022 (Predecessor)
Revenue
Revenue	$—	$175	$432	$(257)	(59.5)%
Cost of revenue	—	3	219	(216)	(98.6)%
Gross Profit	—	178	651	(473)	(72.7)%

Operating Expenses
General and administration	24,311	11,940	8,788	27,463	312.5%
Sales and marketing	156	869	368	657	178.5%
Research and development	5,829	14,319	8,051	12,097	150.3%
Project development	115	1,191	—	1,306	n/a
Option settlement	79,054	—	—	79,054	n/a
Depreciation, amortization and accretion	4,926	5,812	6,650	4,088	61.5%
Total Operating Expenses	114,391	34,131	23,857	124,665	522.6%

Operating Loss	(114,391)	(33,953)	(23,206)	125,138	539.2%

Other Income (Expense)
Interest income (expense)	2,125	4	(1,470)	3,599	244.8%
Other income (expense)	1,009	(30)	—	(979)	n/a
Net Other Income (Expense)	3,134	(26)	(1,470)	4,578	311.4%

Net Loss before Income Tax	(111,257)	(33,979)	(24,676)	(119,888)	485.8%
Income tax expense (benefit)	(672)	—	—	(672)	n/a
Net Loss after Income Tax	(110,585)	(33,979)	(24,676)	(119,888)	485.8%

Other Comprehensive Loss
Foreign currency translation gain (loss)	(1)	—	—	(1)	n/a
Total Other Comprehensive Loss	(1)	—	—	(1)	n/a

Comprehensive Loss	(110,586)	(33,979)	(24,676)	(119,889)	485.9%
Comprehensive Loss attributable to non-controlling interests	(75,585)	—	—	75,585	n/a
Comprehensive Loss attributable to NET Power Inc.	$(35,001)	$(33,979)	$(24,676)	$(119,889)	485.9%

Revenue
Revenue increased by $257, or 59.5%, for the six months ended June 30, 2023, as compared to $432 for the six months ended June 30, 2022. Revenue during these two periods was not significant, and the decrease is attributable to normal fluctuation.

Cost of Revenue
Cost of revenue increased by $216, or 98.6%, for the six months ended June 30, 2023, as compared to $219 for the six months ended June 30, 2022. This decrease was primarily attributable to a decrease in DOE Syngas testing activities at the La Porte Demonstration Plant, which formally paused in late 2021, and had only minimal activity in 2022.

General and Administrative
General and administrative expenses increased by $27,463, or 312.5%, for the six months ended June 30, 2023, as compared to $8,788 for the six months ended June 30, 2022. This increase was partially attributable to overall increases in corporate activity, including staffing and equity-based compensation. However the majority of the increase is composed of costs associated with the close of the Business Combination Agreement and subsequent public company status.

Sales and Marketing
Sales and marketing expenses increased by $657, or 178.5%, for the six months ended June 30, 2023, as compared to $368 for the six months ended June 30, 2022. This increase was primarily attributable to increased engagement of external consultants to support increased marketing activities.

Research and Development
Research and development increased by $12,097, or 150.3%, for the six months ended June 30, 2023, as compared to $8,051 for the six months ended June 30, 2022. This increase was primarily due to the commencement of development activities under the Original and Amended JDA.

Project Development
Project development increased by $1,088 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was due to the initiation of activities related to development of a utility-scale facility.

Option Settlement
Option Settlement expense increased by $79,054 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was due to a one-time cost for settlement of an option agreement.

Depreciation, Amortization and Accretion
Depreciation expense increased by $4,088, or 61.5%, for the six months ended June 30, 2023, as compared to $6,650 for the six months ended June 30, 2022. A portion of this increase is attributable to the change in fixed asset fair value related to purchase accounting, however the majority is due to the amortization of the intangible asset for developed technology, also recorded as a result of the purchase accounting associated with the close of the Business Combination.

Interest Income (Expense) and Other Income (Expense)
Interest income (expense) increased by $3,599, largely as a result of interest earned on cash from trust. Prior expense balance was attributable to expensing of the loan discount associated with the option liability relating to the member loans, which occurred in late 2021 and early 2022, as well as adjustment of the option liability to fair market value.

Liquidity and Capital Resources

Liquidity
We have not initiated commercial operations and have incurred losses since inception. We expect to continue to have losses for the remainder of 2023 and beyond. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of our technology.

As of June 30, 2023, we had an accumulated deficit of $35,001. As we continue to incur losses, achieving profitability is dependent upon the successful development and commercialization of our technology, and achieving a level of revenues adequate to support our cost structure. We will continue to need to raise additional capital until we achieve sustained profitability.

We had $648,645 and $5,164 in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. We also had total liabilities of $180,691 and $13,735 as of June 30, 2023 and December 31, 2022, respectively, with the latter including a $5,174 option liability described below. As a result of the Business Combination, we received gross proceeds of approximately $675 million, consisting of approximately $135 million from RONI’s trust account and approximately $540 million in PIPE proceeds from strategic and financial investors. We believe that these proceeds should be sufficient to reach commercialization of our technology, but certain costs are not reasonably estimable at this time and we may require additional funding.

On October 15, 2021, the NET Power LLC board of directors approved a resolution to fund continued operations through term loans not to exceed $10,000 in total, with an interest rate of 9.25%. As of December 31, 2021, we had received loan funds from equity members totaling $8,000, which were due within six months and secured by our assets. An additional $2 million was received in January 2022. Each round of funding was also associated with options to purchase shares allocated based on member funding in excess of the pro rata loan total requested. 34,588 options were authorized as of December 31, 2022 at an exercise price of $168.75 per share and a fair value of $149.59 per share (total liability of $5,174). These options become exercisable for one year from loan repayment, which occurred on February 3, 2022. As of December 31, 2022, all member loans were repaid, and no related options had been exercised. For the year ended December 31, 2022, $1,358 of accretion was recorded as interest expense related to the member loans that we repaid. Our option liability was issued in conjunction with the member loans on October 15, 2021. The option liability represents a liability on the balance sheet classified as a Level 3 fair value measurement.

On January 11, 2023, Occidental exercised its option to purchase shares associated with the member loan agreement. On February 3, 2023, Constellation Energy Generation also exercised its option to purchase shares associated with the member loan agreement. NET Power LLC issued 5,824 and 28,764 member interests to Occidental and Constellation Energy Generation, respectively, and received an aggregate of $5,837 from the exercise of the options. Such issuance resulted in Occidental and Constellation Energy Generation receiving 185,905 and 918,162 shares of Class A OpCo Units and a corresponding number of shares of Class B Common Stock), respectively, upon consummation of the Business Combination. No member loan share options are currently outstanding.

Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Period from
(in thousands)	June 8 – June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	January 1 – June 30, 2022 (Predecessor)
Net cash provided by (used in)
Operating activities	$(35,490)	$(10,622)	$(9,587)
Investing activities	$7,454	$(2,431)	$—
Financing activities	$319,663	$15,835	$21,466

Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to research and development and general and administrative activities. As we continue to increase hiring to accelerate our engineering efforts ahead of having an operational plant, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our operations. Cash used by operating activities increased by $46,112 during the six months ended June 30, 2023 from $9,587 in the six months ended June 30, 2022. This is consistent with our expectations regarding an increase in operational activity as well as costs associated with the close of the Business Combination and efforts related to our public company status.

Investing Activities
During the six months ended June 30, 2023, cash flows from investing activities increased by $5,023 as compared to the six months ended June 30, 2022. The cash from investing activities in the six months ended June 30, 2023 primarily reflects cash received in association with the close of the Business Combination, partially offset by cash used by construction in progress at the La Porte Demonstration Plant.

Financing Activities
Cash provided by financing activities in the six months ended June 30, 2023 and the six months ended June 30, 2022 consisted primarily of proceeds from PIPE investment, less transaction expenses and shareholder redemptions. The predecessor periods also reflect cash received from the exercise of loan options in early 2023 and BHES’ investment in NET Power on February 3, 2022, as well as $2,000 in member loans received in January 2022, and subsequent repayment of all $10,000 in outstanding member loans in February 2022.

Commitments and Contractual Obligations

Leases
As of June 30, 2023 and December 31, 2022, there were two active leases in place. The most recent, a five-year office lease agreement was signed on June 6, 2022 and took effect on November 1, 2022. Future minimum lease payments under the lease are approximately $854. As of June 30, 2023 and December 31, 2022, we had $724 and $786, respectively, in lease liabilities and $926 and $784, respectively, in right of use assets on our consolidated balance sheet, in accordance with ASC 842.

We also hold a lease for the approximately 218,900 square feet of land under the Demonstration Plant in La Porte, Texas from Air Liquide Large Industries U.S. LP (“Air Liquide”) at a rate of $1.00 per year. The lease that expires on the earlier of (i) July 1, 2025 and (ii) the termination of our oxygen supply agreement with Air Liquide, pursuant to which Air Liquide supplies oxygen for our use at the Demonstration Plant. The term of the oxygen supply agreement is perpetual but may be terminated by us or by Air Liquide upon 30 days’ written notice. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $1,977 and $2,416 as of June 30, 2023 and December 31, 2022, respectively.

Joint Development Agreement
As of June 30, 2023 and December 31, 2022, we have committed to funding a portion of the remaining development costs incurred under the Amended and Restated JDA through a combination of cash and equity. The Amended JDA’s total value equals $140,000. As of June 30, 2023, we recognized approximately $6,814 of cash expenses and approximately $5,451 of share-based expenses related to the Amended and Restated JDA.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Capital Commitments
As of June 30, 2023, we have committed to purchase certain components of industrial machinery from a supplier for use at our La Porte Demonstration Plant. The total commitment, which was initially unrecognized on our balance sheet, totaled $4,700. We recognize portions of the commitment on our balance sheet as portions become payable per contract milestones. We recognized $1,168 of this commitment on our balance sheet related to milestone billings under the terms of the commitment within the current period.

Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in our financial statements included elsewhere in this Report. Additional information about our critical accounting policies follows:

Business Combinations
We account for business acquisitions in accordance with Accounting Standards Codification ("ASC") Topic 805 - Business Combinations ("ASC 805"). We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets acquired and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of acquired developed technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense applicable to those assets. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or decelerated, which could materially impact our results of operations.

Goodwill
We recognize goodwill in accordance with ASC Topic 350 - Goodwill and Other Intangible Assets ("ASC 350"). Goodwill represents the excess cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized.

Goodwill is tested for impairment annually and is tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of June 30, 2023, no impairment charges for goodwill have been recognized.

Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty. Among the factors that we consider in our qualitative assessment are general economic conditions and the competition present within our business environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments.

Earnout Shares and Warrants
The fair values of the Earnout Shares liability and Warrant liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations in the period in which the changes occur.

Income Taxes
As managing member of NET Power Operations LLC, NET Power Inc. consolidates the financial results of NET Power Operations LLC ("OpCo") in its consolidated financial statements. OpCo represents a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As a pass-through entity for tax purposes, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to its members, including NET Power Inc., which is taxed as a corporation that pays corporate federal, state and local taxes with respect to income allocated from OpCo based on its economic interest in OpCo.

Equity-Based Compensation and Fair Value of Shares
We recognize the cost of equity-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We determine the fair value of equity awards using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•Expected Term — We use the expected term to liquidity, which is generally to vesting period of the award.
•Expected Volatility — Volatility is based on a benchmark of comparable companies.
•Expected Dividend Yield — The dividend rate used is zero as we have never paid any cash dividends and we do not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Prior to the Business Combination, there was no public market for our equity instruments and, as a result, the estimated fair value of our equity has historically been determined by the NET Power LLC board of directors as of the grant date with input from management, considering our most recently available third-party valuations of equity and the NET Power LLC board of directors’ assessment of additional objective and subjective factors that the NET Power LLC board believed were relevant and which may have changed from the date of the most recent valuation through the date of grant. We engaged an independent third-party valuation specialist to perform contemporaneous valuations of our equity. The valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants, or AICPA, Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with AICPA’s Practice Aid, including our best estimate of our business condition, prospects, and operating performance at each valuation date. Other significant factors included:

•Our results of operations and financial position;
•Our stage of development and business strategy and the material risks related to our business and industry;
•The lack of liquidity of our equity;
•The valuation of publicly traded peer companies; and
•The likelihood of achieving a liquidity event for the holders of our ownership shares and equity awards, given prevailing market conditions

Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies ("EGC's") from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGC's, and any such election to not take advantage of the extended transition period is irrevocable. Following the consummation of the Business Combination, we expect to be an EGC at least through the end of 2023 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

See the “Litigation” section of Note M of the Notes to Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties and other factors that could have a material effect on us, please refer to the risk factors disclosed in the Registration Statement under “Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

We had no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
2.1+
Business Combination Agreement, dated as of December 13, 2022, by and among Rice Acquisition Corp. II, Rice Acquisition Holdings II LLC, Topo Buyer Co, LLC, Topo Merger Sub, LLC and NET Power, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022).

2.2
First Amendment to the Business Combination Agreement, dated as of April 23, 2023, by and among Topo Buyer Co, LLC and NET Power, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023).

3.1	Certificate of Incorporation of NET Power Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.2	Bylaws of NET Power Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.1
Stockholders’ Agreement, dated as of June 8, 2023, by and among Rice Acquisition Corp. II, Rice Acquisition Holdings II LLC, Rice Acquisition Sponsor II LLC and the NET Power Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.2
Second Amended and Restated Limited Liability Company Agreement of Net Power Operations LLC, dated as of June 8, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.3
Tax Receivable Agreement, dated as of June 8, 2023, by and among NET Power Inc., NET Power Operations LLC, certain equityholders of NET Power Operations LLC and the Agent (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.4
Form of Indemnification Agreement for directors and executive officers of NET Power Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.5	NET Power Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.6
Form of Subscription Agreement, dated as of December 13, 2022, by and between Rice Acquisition Corp. II and the subscriber named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022).

10.7
First Amendment to the Support Agreement, dated April 23, 2023, by and among Rice Acquisition Corp. II, Rice Acquisition Sponsor II LLC, NET Power, LLC and the other persons whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023).

10.8
Subscription Agreement, dated as of May 18, 2023, by and between Rice Acquisition Corp. II and Tillandsia, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023).

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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2023                        NET Power Inc.

                                By:      /s/ Akash Patel
                                Name:     Akash Patel
                                Title:    Chief Financial Officer
(Principal Financial Officer)