Form 10-Q
period 2023-09-30
NET Power Inc.
filed 2023-11-14
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-40503
NET Power Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1580612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Roney St. Suite 200 Durham, NC	27701
(Address of Principal Executive Offices)	(Zip Code)
(919) 287-4750
Registrant's telephone number, including area code
404 Hunt St., Suite 410
Durham, NC
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	NPWR	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50	NPWR WS	The New York Stock Exchange
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
The registrant had outstanding 71,026,680 shares of Class A Common Stock and 142,038,655 shares of Class B Common Stock as of November 10, 2023.

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
•"Cash-based expense of BHES Amended and Restated JDA" means the portion of costs incurred under the Amended and Restated JDA payabel by the Company in cash;
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

•“Merger” means the merger of Merger Sub with and into Old NET Power pursuant to the Business Combination Agreement, in which Old NET Power survived and became a direct, wholly owned subsidiary of Buyer;
•“Merger Sub” means Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Buyer;
•“NET Power” means NET Power Inc., a Delaware corporation (f/k/a Rice Acquisition Corp. II), with its consolidated subsidiaries (unless the context otherwise indicates), upon and after the Domestication;
•“NPI” means Nuovo Pignone International, S.r.l., an Italian limited liability company and affiliate of Baker Hughes;
•“NPT” means Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company and affiliate of Baker Hughes;
•“NYSE” means the New York Stock Exchange;
•“Old NET Power” means, prior to the consummation of the Merger, NET Power, LLC, a Delaware limited liability company;
•“OpCo” means NET Power Operations LLC, a Delaware limited liability company (f/k/a Rice Acquisition Holdings II LLC), upon and after the OpCo Domestication;
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
•"Predecessor Period" means the period presented in the consolidated financial statements contained in this Report or the accompanying footnotes that relates to Predecessor, as defined and described in Note C to the consolidated financial statements contained in this Report;
•“Preferred Stock” means shares of NET Power preferred stock, par value $0.0001;
•“Private Placement Warrants” means the 10,900,000 warrants to purchase shares of Class A Common Stock that were issued and sold to Sponsor in a private placement in connection with the IPO;
•“Public Warrants” means the warrants to purchase shares of Class A Common Stock that were issued and sold as part the units of RONI in the IPO;
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
•“Sponsor” means Rice Acquisition Sponsor II LLC, a Delaware limited liability company;
•"Successor Period" means the period presented in the consolidated financial statements contained in this Report or the accompany footnotes that relates to Successor, as defined and described in Note C to the consolidated financial statements contained in this Report;
•“Tax Receivable Agreement” means the Tax Receivable Agreement, dated June 8, 2023, entered into by NET Power and OpCo with OpCo Unitholders who received OpCo Units pursuant to the Business Combination Agreement as consideration for equity interests in Old NET Power and the Agent (as defined therein);
•"Up-C" means umbrella partnership, C corporation, which describes a corporate structure in which an ultimate c corporation parent consolidates a partnership or partnership structure treated as a pass-through entity for US state and federal purposes tax; and
•“Warrants” means, collectively, the Public Warrants and Private Placement Warrants.
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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably and the ability of the Company retain its management and key employees; (iii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company’s business model, which may require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) the Company’s ability to establish and maintain supply relationships; (viii) risks related to the Company’s arrangements with third parties for the development, commercialization and deployment of technology associated with the Company’s technology; (ix) risks related to the Company’s other strategic investors and partners; (x) the Company’s ability to successfully commercialize its operations; (xi) the availability and cost of raw materials; (xii) the ability of the Company’s supply base to scale to meet the Company’s anticipated growth; (xiii) the Company’s ability to expand internationally; (xiv) the Company’s ability to update the design, construction and operations of its technology; (xv) the impact of potential delays in discovering manufacturing and construction issues; (xvi) the possibility of damage to the Company’s Texas facilities as a result of natural disasters; (xvii) the ability of commercial plants using the Company’s technology to efficiently provide net power output; (xviii) the Company’s ability to obtain and retain licenses; (xix) the Company’s ability to establish an initial commercial scale plant; (xx) the Company’s ability to license to large customers; (xxi) the Company’s ability to accurately estimate future commercial demand; (xxii) the Company’s ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiii) the Company’s ability to comply with all applicable laws and regulations; (xxiv) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xxv) any political or other disruptions in gas producing nations; (xxvi) the Company’s ability to protect its intellectual property and the intellectual property it licenses; (xxvii) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations; (xviii) the Company’s ability to meet stock exchange listing standards following the Business Combination; (xxix) potential litigation that may be instituted against the Company; and (xxx) other risks and uncertainties indicated in the Registration Statement on Form S-1 (File No. 333-273183), originally filed by the Company with the SEC on July 7, 2023, as subsequently amended on September 15, 2023 (the “Registration Statement”), including those under “Risk Factors” therein, and other documents subsequently filed with the SEC by the Company.

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

Part I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) (In thousands, except share and unit amounts)

	September 30, 2023 (Successor)	December 31, 2022 (Predecessor)
ASSETS
Current Assets
Cash	$545,248	$5,164
Short term investments	100,000	—
Trade receivables, net	—	352
Interest receivable	2,903	—
Prepaid expenses	2,662	184
Other current assets	40	1,795
Total Current Assets	650,853	7,495
Long Term Assets
Intangible assets, net	1,324,078	263
Goodwill	423,953	—
Property, plant and equipment, net	91,758	69,595
Lease right-of-use asset	181	784
Total Long Term Assets	1,839,970	70,642
Total Assets	$2,490,823	$78,137

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,687	$577
Accrued liabilities	7,431	2,392
Due to related parties	288	178
Lease liability	3	130
Option liability	—	5,174
Total Current Liabilities	9,409	8,451
Long Term Liabilities
Due to related parties	—	2,212
Earnout shares liability	4,546	—
Warrant liability	140,534	—
Asset retirement obligation	2,018	2,416
Lease liability	—	656
TRA liability	9,376	—
Deferred taxes	63,609	—
Total Long Term Liabilities	220,083	5,284
Total Liabilities	229,492	13,735

Commitments and Contingencies (Note N)

Mezzanine Shareholders' and Members' Equity
Redeemable non-controlling interests in subsidiary	2,157,310	—

Shareholders’ and Members’ Equity

Capital stock 4,987,845 units authorized; 3,722,355 units issued and outstanding as of December 31, 2022 (Predecessor)	—	262,622
Preference shares, $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 (Successor) & December 31, 2022 (Predecessor)	—	—
Class A Common Stock, $.0001 par value; 520,000,000 shares authorized; 71,014,190 shares issued and outstanding as of September 30, 2023 (Successor) & no shares issued and outstanding as of December 31, 2022 (Predecessor)	7	—
Class B Common Stock, $.0001 par value; 310,000,000 shares authorized; 141,529,513 shares issued and outstanding as of September 30, 2023 (Successor) & no shares issued and outstanding as of December 31, 2022 (Predecessor)	14	—
Additional paid-in-capital	193,361	26,288
Accumulated other comprehensive income	—	17
Accumulated Deficit
Members’ equity	—	(224,525)
Shareholders’ equity	(89,361)	—
Total Shareholders' and Members' Equity	104,021	64,402
Total Liabilities, Mezzanine Shareholders' and Members' Equity and Shareholders’ and Members’ Equity	$2,490,823	$78,137

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In thousands, except unit, share, per unit and per share amounts)

	Period from		Period from
	July 1 – September 30, 2023 (Successor)	July 1 – September 30, 2022 (Predecessor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – September 30, 2022 (Predecessor)
Revenue
Revenue	$—	$141	$—	$175	$574
Cost of revenue	3	11	3	3	189
Cost of revenue - related party	—	38	—	—	79
Gross Profit (Loss)	(3)	92	(3)	172	306

Operating Expenses
General and administrative	7,949	3,960	32,250	11,903	12,531
General and administrative – related party	147	162	158	228	383
Sales and marketing	931	136	1,087	869	504
Research and development	8,658	590	14,401	1,643	2,264
Research and development – related party	346	4,173	433	12,676	10,550
Project development	582	—	698	1,191	—
Option settlement - related party	—	—	79,054	—	—
Depreciation, amortization and accretion	20,052	3,325	24,978	5,812	9,974
Total Operating Expenses	38,665	12,346	153,059	34,322	36,206

Operating Loss	(38,668)	(12,254)	(153,062)	(34,150)	(35,900)

Other Income (Expense)
Interest income (expense)	8,675	—	10,800	4	(1,470)
Other income (expense)	(61,983)	34	(60,970)	(30)	35
Net Other Income (Expense)	(53,308)	34	(50,170)	(26)	(1,435)

Net Loss before Income Tax	(91,976)	(12,220)	(203,232)	(34,176)	(37,335)
Income tax expense (benefit)	(10)	—	(681)	—	—
Net Loss after Income Tax	(91,966)	(12,220)	(202,551)	(34,176)	(37,335)
Net Loss attributable to non-controlling interests	(61,402)	—	(136,987)	—	—
Net Loss attributable to NET Power Inc.	(30,564)	(12,220)	(65,564)	(34,176)	(37,335)

Other Comprehensive Gain (Loss)
Foreign currency translation gain (loss)	1	(5)	—	—	(5)
Total Other Comprehensive Gain (Loss)	1	(5)	—	—	(5)

Comprehensive Loss	(91,965)	(12,225)	(202,551)	(34,176)	(37,340)
Comprehensive Loss attributable to non-controlling interests	(61,402)	—	(136,987)	—	—
Comprehensive Loss attributable to NET Power Inc.	$(30,563)	$(12,225)	$(65,564)	$(34,176)	$(37,340)

Net Loss per share of Class A Common Stock or per membership interest	$(0.44)	$(10.69)	$(0.96)	$(9.07)	$(13.15)

Weighted average shares of Class A Common Stock or membership interests, basic and diluted	68,966,972	1,143,430	68,644,032	3,766,871	2,838,388

Consolidated Statement of Shareholders’ Equity and Non-Controlling Interest (Unaudited) (Successor) (In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Class A Ordinary Shares		Total Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 8, 2023 (Successor)	—	$—	—	$—	2,500	$—	8,625,000	$1	$—	$(98,966)	$(98,965)	$—	34,500,000	$356,318	$356,318
Sponsor forfeiture of RONI Class B ordinary shares and reservation of earnout shares	—	—	—	—	—	—	(1,986,775)	—	—	—	—	—	—	—	—
Redemption of Class A ordinary shares by RONI public shareholders	—	—	—	—	—	—	—	—	—	—	—	—	(21,195,224)	(218,983)	(218,983)
Redemption of Class A Common Stock	3,606,657	—	(3,606,657)	—	—	—	—	—	50,526	—	50,526	(50,526)	—	—	(50,526)
Conversion of RONI Class A and Class B ordinary shares into NET Power Inc. Class A and Class B Common Stock, respectively	13,307,276	1	6,638,225	1	(2,500)	—	(6,638,225)	(1)	60,045	—	60,046	87,094	(13,304,776)	(137,335)	(50,241)
Issuance of RONI Class A Common Stock to PIPE investors	54,044,995	6	—	—	—	—	—	—	540,445	—	540,451	—	—	—	—
Issuance of Class A Common Stock	52,523	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity awards vested due to Business Combination	—	—	8,356,635	1	—	—	—	—	542	(542)	1	109,639	—	—	109,639
Issuance of RONI Class B Common Stock to former NET Power, LLC unitholders	—	—	129,822,703	12	—	—	—	—	(940)	75,711	74,783	1,677,546	—	—	1,677,546
Exercise of warrants	2,739	—	—	—	—	—	—	—	47	—	47	—	—	—	—
Member tax distributions	—	—	—	—	—	—	—	—	—	—	—	(181)	—	—	(181)
Establishment of liabilities under tax receivable agreement	—	—	—	—	—	—	—	—	(2,207)	—	(2,207)	—	—	—	—
Vesting of earnout shares	—	—	—	—	—	—	—	—	—	—	—	9,055	—	—	9,055
Amortization of share based payments	—	—	318,607	—	—	—	—	—	261	—	261	6,312	—	—	6,312
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	—	(455,358)	—	(455,358)	455,358	—	—	455,358
Comprehensive Loss	—	—	—	—	—	—	—	—	—	(65,564)	(65,564)	(136,987)	—	—	(136,987)
Balance at September 30, 2023 (Successor)	71,014,190	$7	141,529,513	$14	$—	$—	$—	$—	$193,361	$(89,361)	$104,021	$2,157,310	—	$—	$2,157,310

	Class A Common Stock		Class B Common Stock		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Class A Ordinary Shares		Total Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Balance at July 1, 2023 (Successor)	67,352,271	$7	142,711,590	$14	—	$—	—	$—	$514,219	$(58,798)	$455,442	$1,885,319	—	$—	$1,885,319
Exercise of warrants	2,739	—	—	—	—	—	—	—	47	—	47	—	—	—	—
Issuance of Class A Common Stock	52,523	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of RONI Class B Common Stock to former NET Power, LLC unitholders	—	—	2,105,973	—	—	—	—	—	(928)	—	(928)	928	—	—	928
Redemption of Class A Common Stock	3,606,657	—	(3,606,657)	—	—	—	—	—	50,526	—	50,526	(50,526)	—	—	(50,526)
Member tax distributions	—	—	—	—	—	—	—	—	—	—	—	(181)	—	—	(181)
Establishment of liabilities under tax receivable agreement	—	—	—	—	—	—	—	—	(2,207)	—	(2,207)	—	—	—	—
Vesting of earnout shares	—	—	—	—	—	—	—	—	—	—	—	9,055	—	—	9,055
Amortization of share based payments	—	—	318,607	—	—	—	—	—	261	—	261	5,560	—	—	5,560
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	—	(368,557)	—	(368,557)	368,557	—	—	368,557
Comprehensive Loss	—	—	—	—	—	—	—	—	—	(30,563)	(30,563)	(61,402)	—	—	(61,402)
Balance at September 30, 2023 (Successor)	71,014,190	$7	141,529,513	$14	—	$—	—	$—	$193,361	$(89,361)	$104,021	$2,157,310	—	$—	$2,157,310

Consolidated Statement of Members’ Equity (Unaudited) (Predecessor) (In thousands, except unit amounts)

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members’ Equity
	Units	Amount
Balance at December 31, 2022 (Predecessor)	3,722,355	$262,622	$26,288	$17	$(224,525)	$64,402
Issuance of shares to:
Occidental Petroleum	37,152	11,859	—	—	—	11,859
Constellation	28,764	9,181	—	—	—	9,181
BHES (Bonus Shares)	—	—	4,690	—	—	4,690
BHES (In-Kind Shares)	15,491	3,269	634	—	—	3,903
Vesting of Profits Interest	—	—	2,864	—	—	2,864
Comprehensive Loss	—	—	—	—	(34,176)	(34,176)
Balance at June 7, 2023 (Predecessor)	3,803,762	$286,931	$34,476	$17	$(258,701)	$62,723

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members’ Equity
	Units	Amount
Balance at July 1, 2022 (Predecessor)	3,716,149	$261,312	$16,282	$20	$(194,862)	$82,752
Issuance of shares to:
BHES (Bonus Shares)	—	—	2,689	—	—	2,689
BHES (In-Kind Shares)	2,782	587	135	—	—	722
Vesting of Profits Interest	—	—	2,082	—	—	2,082
Comprehensive Loss	—	—	—	(5)	(12,220)	(12,225)
Balance as of September 30, 2022 (Predecessor)	3,718,931	$261,899	$21,188	$15	$(207,082)	$76,020

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members’ Equity
	Units	Amount
Balance at December 31, 2021 (Predecessor)	3,555,553	$227,960	$9,275	$20	$(169,747)	$67,508
Issuance of shares to:
BHES	142,180	30,000	—	—	—	30,000
(Less Equity Issuance Cost)	—	(534)	—	—	—	(534)
BHES (Bonus Shares)	17,799	3,756	3,414	—	—	7,170
BHES (In-Kind Shares)	3,399	717	722	—	—	1,439
Vesting of Profits Interest	—	—	7,777	—	—	7,777
Comprehensive Loss	—	—	—	(5)	(37,335)	(37,340)
Balance as of September 30, 2022 (Predecessor)	3,718,931	$261,899	$21,188	$15	$(207,082)	$76,020

Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Period from
	June 8 – September 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	January 1 – September 30, 2022 (Predecessor)
Cash Flows from Operating Activities
Net Loss after Tax	$(202,551)	$(34,176)	$(37,335)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,972	5,700	9,797
Amortization	20,922	9	16
Accretion	51	102	161
Non-cash interest expense	—	30	1,388
Non-cash lease expense	87	59	—
Conversion of equity awards	86,585	—	—
Allowance for doubtful accounts	—	352	—
Deferred taxes	(681)	—	—
Change in fair value of earnout shares liability	1,497	—	—
Change in fair value of warrant liability	58,344	—	—
Vesting of Profits Interests	—	2,864	7,777
Vesting of earnout shares	1,118	—	—
Amortization of share based payments	6,572	8,593	8,609
Changes in operating assets and liabilities:
Trade receivables	—	—	(344)
Interest receivable	(2,903)	—	—
Prepaid expenses	(2,026)	(453)	515
Other current assets	91	1,765	(660)
Accounts payable	(887)	1,768	(1,478)
Accrued liabilities	(5,796)	(384)	(43)
Lease liabilities	(56)	(55)	—
Due to related parties – short term	288	5,414	(2,291)
Due to related parties – long term	—	(2,211)	1,257
Net Cash (Used in) Operating Activities	(35,373)	(10,623)	(12,631)

Cash Flows from Investing Activities
Cash acquired as part of Business Combination (Note C)	7,947	—	—
Acquisition of short term investments	(100,000)	—	—
Acquisition of property, plant and equipment	(3,875)	(2,431)	—
Net Cash (Used in) Investing Activities	(95,928)	(2,431)	—

Cash Flows from Financing Activities
Repurchase of redeemed Class A Ordinary Shares	(218,983)	—	—
Issuance of Class A Common Stock from warrant exercise	47	—	—
Member tax distributions	(181)	—	—
Proceeds from PIPE financing, net of issuance costs	540,451	—	—
Issuance of equity under JDA as a result of Business Combination (Note C)	9,917	—	—
Payment of transaction expenses	(11,722)	—	—
Member loan proceeds	—	—	2,000
Member loan repayments	—	—	(10,000)
Share issuances	—	15,836	30,000
(Less equity issuance costs)	—	—	(534)
Net Cash Provided by Financing Activities	319,529	15,836	21,466

Net Increase in Cash	188,228	2,782	8,835

Effect of foreign currency exchange rate changes on cash	1	—	(5)
Cash, beginning of period	357,019	5,164	445
Cash, end of period	$545,248	$7,946	$9,275

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$—	$—	$81
Remeasurement of lease liabilities and right of use assets due to lease modification (Note M)	$(672)	$—	$—

Notes to Consolidated Financial Statements (In thousands, except share, per share and unit amounts, unless otherwise noted)
NOTE A — Organization and Nature of the Business
NET Power Inc. has developed a proprietary process for producing electricity using a predominantly carbon dioxide working fluid that involves the capture and reuse, sale and sequestration of carbon dioxide (the "NET Power Cycle"). The NET Power Cycle is the subject of U.S. and foreign patents, as well as additional applications and provisional applications on file with the United States Patent and Trademark Office and international patent authorities. The Company’s technology is designed to generate electricity from natural gas that is cost-competitive with conventional technologies, while eliminating nearly all air emissions.
The Company commissioned a 50 MWth natural gas-fired demonstration power plant (“Demonstration Plant”) to allow sufficient demonstration and testing of the NET Power Cycle and its components. The Company achieved first-fire at the Demonstration Plant in May 2018, after two years of development. Additional testing occurred periodically thereafter, including a three-month test campaign in 2021 which resulted in a grid synchronization. The successful first-fire and 2021 testing campaign of the Demonstration Plant represent critical milestones as they supported validation of the technical foundation of the NET Power Cycle. Over the next several years, the Company plans to conduct additional research and testing campaigns at its Demonstration Plant and construct its first utility-scale plant.
The Company’s current activities are subject to significant risks, including cost over-runs in the testing and operation of the Demonstration Plant, technical problems with the NET Power Cycle, and development of competing clean-energy technology sooner or at a lesser cost than the NET Power Cycle.
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
Recently Issued Accounting Standards - During October, 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification ("ASC"). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its financial statements.
Principles of Consolidation – The Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss include the accounts of subsidiaries that NET Power Inc. consolidates according to the rules set forth in ASC Topic 810 – Consolidation (“ASC 810”). The Company consolidates all subsidiaries in which it owns a 50.0% or greater ownership interest and all variable interest entities ("VIE's") to which it is deemed to represent the primary beneficiary, as described below. The Consolidated Balance Sheets and the Consolidated Statement of Operations and Comprehensive Loss include the accounts of the following wholly-owned subsidiaries and consolidated VIE's: NET Power Europe LTD (“NP Europe”); NET Power Friendship 7, LLC; NET Power Technology, LLC; NET Power Atlas, LLC; NET Power Canaveral, LLC; NET Power Services, LLC, NET Power Management Holdings Inc.; NET Power Management LLC; NET Power Operations LLC ("OpCo"); NET Power Intermediate LLC and NET Power, LLC. Intercompany balances have been eliminated through the consolidation process.
ASC 810 requires that a reporting entity that possesses a controlling financial interest in a VIE consolidate that VIE. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities that most significantly impact the VIE's economic performance; and (b) the obligation to absorb the VIE's losses and the right to receive benefits that are significant to the VIE. The Company determined that NET Power Operations LLC meets the definition of a VIE and that the Company became the primary beneficiary of it beginning on the Closing Date of the

Business Combination (Note C); therefore, the Company has consolidated NET Power Operations LLC from the date of the Business Combination.
Business Combination – The Company applies the guidance within ASC Topic 805 – Business Combinations ("ASC 805") to all merger and acquisition transactions, including the Business Combination (Note C), through which the Company obtains control over one or more other businesses.
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
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company calculates an allowance for doubtful accounts based on a risk assessment performed when trade receivables are recognized. The allowance is calculated in accordance with ASC Topic 326 - Current Expected Credit Losses. Write-offs are recorded at the time when trade receivables are deemed uncollectible.
The Company has historically recognized revenue from two primary sources, feasibility studies and government grants. Feasibility studies represent reports prepared to assist a customer in determining the viability of the NET Power Cycle for their specific use case. Government grants represent U.S. federal programs that incentivize the development of novel energy solutions. The Company has served as a sub-recipient to such government grants. Feasibility studies generally contain one performance obligation, the customer’s acceptance of the feasibility study report at the end of the review period. Government grants generally contain multiple performance obligations related to the incursion of costs associated with the development of in-scope activities that entitle the Company, as sub-recipient, to reimbursement from the primary grant recipient.
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
The Company’s recurring fair value measurements comprise the Private Placement Warrants, the Public Warrants, the Earnout Shares (as defined below) and short-term investments (Note I).
Cash - Cash consists of liquid deposits at banking institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”) and the Financial Services Compensation Scheme (“FSCS”), the UK’s statutory compensation system for customers of authorized financial services firms. FDIC guidelines guarantee $250 per depositor, per insured bank and FSCS guidelines guarantee £85 per depositor per insured bank. As of September 30, 2023 (Successor) and December 31, 2022 (Predecessor), the Company possessed funds in excess of FDIC limits equal to $544,727 and $4,644 respectively. The carrying value of cash equals its fair value.
Warrants - The Company issued Public Warrants and Private Placement Warrants prior to the consummation of the Business Combination (Note C). The Company accounts for both the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the Warrants’ specific terms and applicable authoritative guidance outlined in ASC Topic 480 - Distinguishing Liabilities from Equity ("ASC 480"), ASC Topic 815 - Derivatives and Hedging ("ASC 815") and relevant SEC reporting rules. The guidance considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, whether the Warrants meet the definition of a liability pursuant to ASC 480, whether the Warrants meet all of the requirements for equity classification under ASC 815 and whether class of equity into which the Warrants settle possess substantive voting rights. This assessment is conducted at the time of the instruments’ issuance and at each subsequent quarterly period end date while the Warrants remain outstanding. In compliance with ASC 815, the Company accounts for the outstanding Warrants as a liability at fair value on the Consolidated Balance Sheets. The Warrants are subject to remeasurement at each Balance Sheets date with any change in the Warrants’ fair value recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Short-Term Investments - The Company classifies investments with maturities greater than three months but less than one year as short-term investments. As of September 30, 2023, the Company's short-term investment balance consisted of a single six-month certificate of deposit custodied by a domestic banking institution.
Short-term investments are classified as held-to-maturity according to the guidance contained within ASC 326 - Financial Instruments - Credit Losses because the Company has the intent and ability to hold the certificate of deposit until maturity. Interest income generated from short-term investments is recorded as interest income in the Company's Consolidated Statements of Operations and Comprehensive Loss.
Tax Receivable Agreement Liability - As part of the Business Combinations (Note C), the Company entered into the TRA with certain OpCo unitholders that will represent approximately 75% of the calculated tax savings based on the portion of basis adjustments on exchanges of OpCo units and other carryforward attributes that are anticipated to be able to be utilized in future years. Such tax attributes include the existing tax basis of certain assets of OpCo and its consolidated subsidiaries; tax basis adjustments resulting from taxable exchanges of Class A OpCo Units; certain tax benefits realized by NET Power Inc. as a result of the Business Combination and tax deduction in respect of portions of certain TRA payments. All such payments made under the terms of the TRA are the obligations of NET Power Inc. and not of OpCo.
Reference Note O to review additional information about the TRA Liability.
Intangible Assets - The Company accounts for intangible assets, which consist of developed technology related to the NET Power Cycle, in accordance with ASC Topic 350 - Goodwill and Other Intangible Assets (“ASC 350”). The following table summarizes the estimated useful lives used to amortize definite lived intangible assets:

Intangible Asset Classification	Useful Life
Developed Technology	20
The weighted average amortization period for all intangible assets is 20 years.
Goodwill - The Company recognizes goodwill in accordance with ASC 350. Goodwill represents the excess costs of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested annually for impairment. During the June 8, 2023 through September 30, 2023 (Successor) period, the Company determined that no impairment charges for goodwill were required to be recognized.
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
Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Amounts capitalized to construction in progress are not depreciated until the underlying asset is placed into service. The following table summarizes the estimated useful lives used to depreciate property, plant and equipment and assets:

Asset Classification	Useful Life
Furniture and Equipment	4 – 7
Demonstration Plant	7
Construction in Progress	—
Impairment of Definite-Lived Assets - In accordance with ASC Topic 360 - Property, Plant and Equipment, tangible and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets placed in service is measured by comparing the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recorded during the June 8 through September 30, 2023 (Successor) period or during the year ended December 31, 2022 (Predecessor).
Lease Agreements – Lease agreements may fall within two categories according to ASC Topic 842 – Leases ("ASC 842"), operating leases or financing leases. Both operating and finance leases result in the recognition of lease liabilities and associated right-of-use assets that are valued at the net present value of the lease payments and recognized. The Company has elected the short-term lease exception and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably certain to exercise. The discount rate used in the measurement of a right-to-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as a proxy for the discount rate based on the term of the lease unless the implicit rate is available.
Asset Retirement Obligation – The Company recognizes liabilities and the corresponding assets for future obligations associated with the retirement of assets. The fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. Prior to the consummation of the Business Combination (Note C), asset retirement obligations were reflected in property, plant and equipment. In conjunction with the Business Combination, the Company re-measured its property, plant and equipment assets at their respective June 8, 2023 fair values, which resulted in the asset retirement obligation being removed from Property, plant and equipment on the Consolidated Balance Sheets. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present values using a discounted cash flow approach and the liabilities are accreted using the interest method. The asset retirement costs and corresponding liabilities that have been recorded to-date relate to the obligations of the land lease for the property underneath the Demonstration Plant at the end of the Demonstration Plant's estimated useful life.
The Company’s valuation of the asset retirement obligation related to the Demonstration Plant encompasses an estimate for the cost to restore the site as required by lease terms. The accretion expense generated by the Company’s asset retirement obligation liability is recognized ratably over the Demonstration Plant’s expected seven year useful life.
Net Loss per Unit - During the Predecessor Period, the Company computed basic net loss per unit by dividing the total net loss applicable to membership interest holders by the weighted average number of membership interests outstanding during the period. The Company computed diluted net loss per unit by dividing the net loss applicable to membership interest holders by the sum of the weighted-average number of membership interests outstanding during the period and the potentially dilutive effects of distribution units, profits interests and options to purchase membership interests. Such items were excluded if their effect was anti-dilutive. Since the impact of the distribution units, profits interests, and options to purchase membership interests were anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per unit for the period from January 1, 2023 through June 7, 2023 (Predecessor) or the year ended December 31, 2022 (Predecessor).
Net Loss per Share - During the Successor Period, basic net loss per share is computed based on the weighted average number of shares of Class A Common Stock outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued. For the purposes of the diluted earnings per share calculation, Warrants, Earnout Shares, restricted stock units and conversion of OpCo Units are excluded from the calculation for the period from June 8 through September 30, 2023 (Successor), as the inclusion would be anti-dilutive due to the losses reported in the year.
Equity Based Compensation – The Company applies ASC Topic 718 – Share-Based Payments (“ASC 718”) to account for its equity awards. Equity awards granted to employees include unvested Class A OpCo Units and a corresponding number of unvested shares of Class B Common Stock and RSU's that settle into shares of Class A Common Stock upon vesting. Generally, each award is subject to a service condition that requires a specific period of continued employment or service to the Company to elapse before the award fully vests. Certain awards also include performance conditions to vest fully. The Board’s Compensation Committee establishes these service and performance conditions.
The estimated fair value of NET Power, LLC membership units was determined by an independent, external valuation service provider at each equity grant date until the the Closing Date, upon which the Company became publicly traded. On the Closing Date, the Company fair valued the OpCo Units used to satisfy outstanding share-based awards at the fair value of the Company's Class A Common Stock.
In accordance with ASC 718, the Company recognizes expense related to equity awards for which vesting is considered probable. Forfeitures are recognized as they occur. For service-based awards, compensation cost is measured at fair value on the grant date and expensed ratably over the vesting term. For performance-based grants, the fair value is measured on the grant date and recognized as non-cash compensation expense, considering the probability of the targets being achieved. The Company recognizes compensation expense generated by all service-based awards on a straight-line basis over the underlying awards's vesting period.
Earnout Shares and Restricted Shares - As part of the Business Combination (Note C), 128,908,518 Class A OpCo Units and a corresponding number of shares of Class B Common Stock, 7,624,999 Class B OpCo Units and a corresponding number of shares of Class B Common Stock and 54,047,495 shares of Class A Common Stock owned by the Sponsor, the Sponsor's affiliates and private investors were subjected to certain vesting and transfer restrictions. Upon conversion of Class B OpCo Units to Class A OpCo Units (Note K), the 6,072,463 Class B OpCo Units subject to vesting and transfer restrictions became Class A OpCo Units.
Of the total shares subject to vesting and transfer restrictions, 986,775 Class A OpCo Units, all of which were formerly Class B OpCo Units, and a corresponding number of shares of Class B Common Stock vest in three equal tranches contingent upon the share price of the Class A Common Stock (the "Earnout Shares"). The first tranche vests if the closing price of the Class A Common Stock on the NYSE is greater than or equal to $12.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023. The second tranche vests if the closing price of the Class A Common Stock on the NYSE is greater than or equal to $14.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023. The third tranche vests if the closing price of the Class A Common Stock on the NYSE is greater than or equal to $16.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023 and ending on the three-year anniversary of the Closing Date.
Of the OpCo Units subject to transfer restrictions, 44,544,551 Class A OpCo Units, of which 1,575,045 were formerly Class B OpCo Units, (the “Price-Based Lock-up Shares”) may not be transferred until after the three-year anniversary of the Closing Date; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after June 23, 2023 exceeds (or, in the case of the 1,575,045 Class A OpCo Units that were formerly Class B OpCo Units, equals) (i) $12.00 per share, then one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, (ii) $14.00 per share, then an additional one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, and (iii) $16.00 per share, then all of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions.

The remaining 89,449,655 Class A OpCo Units, of which 3,510,643 were formerly Class B OpCo Units (the “Time-Based Lock-up Shares”) subject to transfer restrictions may not be transferred until after the one-year anniversary of the Closing Date; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after December 8, 2023, exceeds (or in the case of the 3,510,643 Class A OpCo Units that were formerly Class B OpCo Units, equals) $12.00 per share, then the Time-Based Lock-up Shares will no longer be subject to such lock-up restrictions.
Unvested Earnout Shares are reported as liabilities within the Company’s Consolidated Balance Sheets. The liability classification reflects the Company’s evaluation of the Earnout Shares according to ASC 480’s and ASC 815’s standards. The Price Based Lockup Shares and the Time-Based Lockup Shares are included as equity within the Company's Consolidated Balance Sheets.
Non-Controlling Interest - Non-controlling interests (“NCI”) represent Legacy NET Power Holders partners’, sponsors' and certain strategic partners' respective ownership of OpCo. After the conversion of Class B OpCo Units to Class A OpCo Units, NCI is comprised exclusively of Class A OpCo Units (Note K). After evaluating Class A OpCo Unit redemption rights under ASC 480, the Company determined that Class A OpCo Units are subject to potential cash redemption that rests outside the Company's control. The Company has classified NCI as a component of mezzanine equity in consideration of this cash redemption feature and in accordance with ASC 810's guidance.
After considering the effects of consolidation, the Company owns 32.6% of OpCo and NCI holders own the residual 67.4%. The Company's net loss before income tax and its comprehensive loss in the Successor Period are reduced by the portions of net loss before income tax and comprehensive loss, respectively, that are attributable to non-controlling interests.
Research and Development Costs - The Company expenses costs related to operations and testing at the Demonstration Plant, as well as engineering and design costs related to development of the NET Power Cycle as incurred. These costs are included in Research and Development on the Consolidated Statements of Operations and Comprehensive Loss.
Related Parties –The Company applies ASC Topic 850 – Related Parties ("ASC 850") and prevailing SEC guidance to classify and report transactions with related parties.
The Company has entered into contractual relationships with several of its current shareholders and former members that qualify as related parties according to the aforementioned criteria. These relationships include loans from members and master service agreements (“MSA's”).
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
NP Europe is subject to taxation pursuant to UK tax regulations. For the quarter ended September 30, 2023 (Successor) and the year ended December 31, 2022 (Predecessor), NP Europe incurred taxable losses, which may be used to offset future profits. The Company has established a valuation allowance against possible future tax benefits because the ability to recognize these benefits does not meet ASC 740's more-likely-than-not recognition threshold; therefore, no provision or asset for UK income taxes has been included in the consolidated financial statements.
Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to comply with the applicable accounting guidance.

NOTE C — Business Combination
RONI, a Cayman Islands exempted company, was organized as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 18, 2021, RONI completed its IPO, generating gross proceeds of approximately $345,000. The net proceeds from the IPO were subsequently placed in a trust account for the intended purpose of consummating a business combination.
On December 13, 2022, NET Power, LLC entered into a Business Combination Agreement with RONI, RONI Holdings, Buyer and Merger Sub. On the Closing Date, Merger Sub merged with and into NET Power, LLC, with NET Power, LLC continuing as the surviving entity, resulting in it becoming a majority-owned, direct subsidiary of Buyer. RONI OpCo renamed itself NET Power Operations LLC and RONI renamed itself NET Power Inc. upon completion of the Business Combination.
The Business Combination resulted in an umbrella partnership, C corporation or “Up-C” structure. Immediately prior to the execution of the Business Combination Agreement, RONI OpCo represented a VIE in accordance with ASC 810’s guidance; therefore, RONI represented the accounting acquirer within the Business Combination structure. The Company elected push-down accounting for the Business Combination and recorded the push-down entries at RONI OpCo.
As a result of the Business Combination, the Company's financial statement presentation distinguishes NET Power, LLC as the "Predecessor" through June 7, 2023. NET Power Inc. is the "Successor" for periods after the Closing Date. Revenue and earnings from the date of the Business Combination to period-end are shown as the "Successor" period on the Consolidated Statements of Operations and Comprehensive Loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
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
•The Company registered and issued 67,352,271 shares of Class A Common Stock on the NYSE.
•The Company recorded 8,624,974 Public Warrants exercisable into 8,624,974 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company's Class A Common Stock price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company's Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire 5 years after the Closing Date.
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
•The Company recorded $71,459 of deferred tax liabilities, which represent the difference between NET Power Inc.’s tax basis and its US GAAP basis in OpCo, with an offsetting entry to goodwill. The basis difference is primarily attributable to the Company's developed technology and its Demonstration Plant asset.
•The Company received $661,623 of cash from trust net of certain expenses paid on the Closing Date. During the period from July 1, 2023 through September 30, 2023 (Successor) this cash earned $10,800 in interest revenue, which is reported as interest revenue on the Consolidated Statements of Operations and Comprehensive Loss.

The Business Combination was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $1,786,259. The following table summarizes the total consideration transferred in the Business Combination:

Consideration Transferred	Total
Pre-combination vesting of modified profits interests	$325
Pre-combination vesting of unmodified profits interests	651
Consideration Transferred to Sellers	976
Class A OpCo Units - non-controlling interests	1,785,283
Fair value of total consideration transferred	$1,786,259
The following table sets forth the fair value of the assets and liabilities assumed in connection with the Business Combination:

Total
Assets Acquired
Current Assets
Cash	$7,946
Prepaid expenses	637
Other current assets	30
Total Current Assets	8,613

Long Term Assets
Intangible assets, net	1,345,000
Property, plant and equipment	91,855
Right-of-use assets	940
Total Long Term Assets	1,437,795
Total Assets Acquired	$1,446,408

Liabilities Assumed
Current Liabilities
Accounts payable	2,574
Accrued liabilities	7,370
Current lease liability	137
Other current liabilities	1
Total Current Liabilities	10,082

Long Term Liabilities
Deferred tax liability	71,459
Asset retirement obligation	1,967
Long term lease liability	594
Total Long Term Liabilities	74,020
Total Liabilities Assumed	84,102

Total identifiable net assets	1,362,306
Goodwill	423,953
Net assets acquired	$1,786,259
The purchase price allocation is subject to change during the measurement period, which will expire one year from the acquisition date.

Pro-Forma Information - The following table presents pro forma information as if the Business Combination occurred as of January 1, 2022. The pro forma information reflects adjustments for additional amortization resulting from the fair value re-measurement of assets acquired and liabilities assumed, for alignment of accounting policies, and transaction expenses as if the Business Combination occurred on January 1, 2022. The pro forma results do not include any anticipated cost synergies or other effects of the combined Company. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Business Combination been completed on the date indicated, nor are they indicative of the Company's future operating results.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pro forma revenue	$125	$208	$175	$574
Pro forma net loss	(91,966)	(28,964)	(266,123)	(87,558)
Pro forma net loss attributable to non-redeemable controlling interest	(29,981)	(9,442)	(86,756)	(28,544)
Pro forma net loss attributable to non-redeemable non-controlling interests	(61,985)	(19,522)	(179,367)	(59,014)
NOTE D — Intangible Assets
Goodwill - Goodwill represents the future economic benefits derived from the Company’s unique market position, the growth attributable to the NET Power Cycle and the Company's assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill is allocated to the Company's sole reportable segment and reporting unit.
The following table presents the Company's goodwill balance as of September 30, 2023 (Successor):

Goodwill
Goodwill at June 30, 2023 (Successor)	$433,736
Measurement Adjustments	(9,783)
Goodwill at September 30, 2023 (Successor)	$423,953
Current period measurement adjustments of $9,783 reflect the effects of changes to deferred tax liability estimates calculated as part of the purchase price allocation that accompanied the Business Combination (Note C).
Definite Lived Intangible Assets - The following tables present the Company's definite lived intangible assets as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor) are as follows:

	September 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Developed Technology, gross	$1,345,000	$604
Accumulated Amortization	(20,922)	(341)
Developed Technology, net	$1,324,078	$263
Amortization expense for the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through September 30, 2023 (Successor) was $10 and $20,922, respectively. Amortization expense for the three month and nine month periods ended September 30, 2022 (Predecessor) was $5 and $16, respectively. Periodic amortization expense excludes goodwill, which is not amortized. The Company does not own or control any intangible assets with indefinite useful lives except goodwill. The Company's goodwill is not tax deductible. The following table presents estimated amortization expense for future periods and future years ending December 31:

Future Amortization Expense
2023	$16,813
2024	67,250
2025	67,250
2026	67,250
2027	67,250
2028 and thereafter	1,038,265
Total	$1,324,078
NOTE E – Property, Plant and Equipment
The following table summarizes the key classifications of property, plant and equipment as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor):

	September 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Furniture and Equipment, gross	$253	$368
Accumulated Depreciation	(17)	(216)
Furniture and Equipment, net	236	152

Demonstration Plant, gross	89,240	128,013
Accumulated Depreciation	(3,955)	(58,570)
Demonstration Plant, net	85,285	69,443

Construction in Progress	6,237	—

Total Property, Plant and Equipment, net	$91,758	$69,595
Depreciation expense for the period from January 1, 2023 through June 7, 2023 (Predecessor), the period from June 8, 2023 through September 30, 2023 (Successor) and the period from July 1, 2023 through September 30, 2023 was $5,700, $3,972 and $3,173, respectively. Depreciation expense for the three month and nine month periods ended September 30, 2022 (Predecessor) was $3,266 and $9,797, respectively.
Asset Retirement Obligation - The following table disaggregates the contents of the Company's asset retirement obligation included in Property, Plant and equipment, net on the Consolidated Balance Sheets as of December 31, 2022 (Predecessor):

December 31, 2022 (Predecessor)
Asset Retirement Obligation, gross	$2,201
Accumulated Depreciation	(348)
Asset Retirement Obligation, net	$1,853

NOTE F — Accrued Liabilities
Accrued liabilities as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor) are as follows:

	September 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Accrued Incentive Compensation	$1,023	$1,451
Accrued cash-based expense of Original JDA and Amended and Restated JDA	2,748	—
Accrued Legal Service Provider Fees	1,731	645
Other Accrued Liabilities	1,929	296
Total Accrued Liabilities	$7,431	$2,392
NOTE G — Trade Receivables and Allowance for Doubtful Accounts
Trade receivables, net as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor) comprise the following balances:

	September 30, 2023 (Successor)	December 31, 2022 (Predecessor)
Trade Receivables, gross	$—	$352
Allowance for Doubtful Accounts	—	—
Trade Receivables, net	$—	$352
During the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through September 30, 2023 (Successor), the Company recorded bad debt expense associated with its allowance for doubtful accounts equal to $352 and $0 within General and administrative on the Consolidated Statement of Operations and Comprehensive Loss, respectively. During the three month and nine month periods ended September 30, 2022 (Predecessor), the Company recorded bad debt expense associated with its allowance for doubtful accounts equal to $0 and $0 within General and administrative on the Consolidated Statement of Operations and Comprehensive Loss, respectively.
NOTE H — Related Party Transactions
Related Party Transactions - The Company had $288 and $178 in current liabilities payable to related parties as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor), respectively. These related party payables are unsecured and are due on demand.
The Company had $0 and $2,212 in long term liabilities payable to related parties as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor), respectively.
Share Purchase Option - One of the Company’s shareholders owned an option to purchase up to 711,111 membership interests from NET Power, LLC if NET Power, LLC met certain performance conditions, which it did not achieve prior to the close of the Business Combination. Immediately prior to the close of the Business Combination (Note C), the option holder received 247,655 NET Power, LLC membership interests worth approximately $79,054 in exchange for retiring the purchase option. The membership interests converted into 7,905,279 Class A OpCo Units and a corresponding quantity of shares of Class B Common Stock in conjunction with the Business Combination. The loss generated from the settlement of the share purchase option is recorded as Option settlement - related party expense on the Consolidated Statements of Operations and Comprehensive Loss.
MSA – A significant shareholder has provided the Company with marketing services, patent administration services and technology maintenance services related to the development of the NET Power Cycle. The total cost incurred for these services was $79 and $51 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through September 30, 2023 (Successor), respectively. The total cost incurred for these services was $47 and $183 during the three month and nine month periods ended September 30, 2022 (Predecessor), respectively. These totals are included in General and administrative - related party on the Consolidated Statements of Operations and Comprehensive Loss.

Another shareholder supports the Company with regard to general business oversight and with the operation of the Demonstration Plant. The total cost incurred for these services was $530 and $433 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through September 30, 2023 (Successor), respectively. The total cost incurred for these services was $184 and $790 during the three month and nine month periods ended September 30, 2022 (Predecessor), respectively. These totals are reflected in Research and development - related party on the Consolidated Statements of Operations and Comprehensive Loss.
NOTE I – Fair Value Measurement
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023 (Successor) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine each asset's and each liability's fair value:

Assets	Level 1	Level 2	Level 3	Total
Short-term Investments	$—	$100,000	$—	$100,000
Total	$—	$100,000	$—	$100,000

Liabilities	Level 1	Level 2	Level 3	Total
Public Warrants	$37,420	$—	$—	$37,420
Private Placement Warrants	—	—	103,114	103,114
Earnout Shares	—	—	4,546	4,546
Total	$37,420	$—	$107,660	$145,080
The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of December 31, 2022 (Predecessor) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine each liability's fair value:

Liabilities	Level 1	Level 2	Level 3	Total
Option Liability	$—	$—	$5,174	$5,174
Total	$—	$—	$5,174	$5,174
The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements:

	July 1 – September 30, 2023 (Successor)	July 1 – September 30, 2022 (Predecessor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 - September 30, 2022 (Predecessor)
Balance of recurring level 3 liabilities at beginning of period	$63,187	$1,854	$63,851	$5,174	$1,459
Total gains and losses during the period included in Other Income (Expense)	52,352	—	51,688	—	395
Issuances	(7,879)	—	(7,879)	—	—
Payments	—	—	—	(5,174)	—
Transfers into level 3	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—
Balance of recurring level 3 liabilities at end of period	$107,660	$1,854	$107,660	$—	$1,854
Earnout Shares - The fair values for the Earnout Shares are estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average share price. The key inputs into the valuation of the Earnout Shares are an expected term of 3 years, a risk-free rate of 4.8% and estimated equity volatility of 62.5%. The estimated equity volatility assumption is based on a blended average of asset and equity volatility measurements of publicly traded companies within the Company's peer group.
Warrants - The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the Public Warrants are considered to be Level 1 fair value instruments because their price is observable.

The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the Class A Common Stock closing price of $15.10 as of September 30, 2023 (Successor), the risk free rate of 4.5%, volatility of 64.0%, a term of 5 years and a strike price of $11.50 per share. The volatility assumption is based on a blended average of operating and equity volatility of publicly traded companies within the Company's peer group.The Private Placement Warrants are considered to be Level 3 fair value instruments because they are not traded on public markets; therefore, their price is not observable.
Short-term Investments - Short-term investments are valued at cost, which approximates fair value. Short-term investments are considered Level 2 fair value instruments because cost basis is not observable in a public market.
Option Liability - The Company’s option liability was issued in conjunction with member loans authorized on October 15, 2021. The loans were fully repaid on February 3, 2022. The interest expense related to these loans equaled $30 and $0 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through September 30, 2023 (Successor), respectively. These measurements were reported in Interest income (expense) on the Consolidated Statements of Operations and Comprehensive Loss. On January 11, 2023, an option holder exercised its option to purchase membership interests associated with the member loan agreement. On February 3, 2023, another option holder also exercised its option to purchase membership interests associated with the member loan agreement. The Company issued 5,824 and 28,764 membership interests to the two option holders, respectively, and received an aggregate of $5,836 from the exercise of the options. No loan options are currently outstanding.
NOTE J — Net Loss per Share and Net Loss per Unit
Successor Period – Basic net loss per share is computed based on the weighted average number of shares of Class A Common Stock outstanding. Diluted net income per share is computed based on the weighted average number of shares of Class A Common Stock outstanding, increased by the number of any additional shares of Class A Common Stock that would have been outstanding had any potentially dilutive shares of Class A Common Stock been issued and reduced by the number of shares of Class A Common Stock the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares.
For the purposes of the diluted earnings per share calculation, Warrants, Earnout Shares, BHES Bonus Shares (as defiend below) (Note L), unvested Class A OpCo Units and the potential conversion of vested OpCo Units are excluded from the net loss per share calculation for the period from June 8, 2023 through September 30, 2023 (Successor) because their inclusion would be anti-dilutive due to the losses reported in the Successor Period. Additionally, Earnout Shares and BHES Bonus Shares are excluded from the net loss calculation because the contingencies that would allow for those Earnout Shares to vest into OpCo Units have not yet been met. Based on the amounts outstanding at September 30, 2023 (Successor), the Company excluded the following financial instruments from the computation of diluted net loss per unit because their inclusion would be anti-dilutive due to the losses reported in the Successor Period:

Anti-Dilutive Instrument	September 30, 2023 (Successor)
Public Warrants	8,622,235
Private Placement Warrants	10,900,000
Earnout Shares	328,925
BHES Bonus Shares	2,068,416
Unvested Class A OpCo Units	972,522
Vested Class A OpCo Units	140,747,943
Unvested RSU's	440,423
Total	164,080,464
Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the period from June 8, 2023 through September 30, 2023 (Successor).

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the period from June 8, 2023 through September 30, 2023 (Successor):

Class A
Numerator
Net loss	$(202,551)
Net loss attributable to shareholders	$(65,564)
Denominator
Weighted-average number shares outstanding, basic and diluted	68,644,032
Net loss per share attributable to shareholders, basic and diluted	$(0.96)
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
As of September 30, 2022 (Predecessor), the Company’s potentially dilutive securities were profits interests, member loan share options and share options. Based on the amounts outstanding at September 30, 2022 (Predecessor), the Company excluded the following potential membership interests from the computation of diluted net loss per unit because their inclusion would be anti-dilutive due to the losses reported in the Predecessor Period:

Anti-Dilutive Instrument	September 30, 2022 (Predecessor)
Profits Interests	450,013
Member Loan Share Options	34,588
Occidental Petroleum Share Options	711,111
Total	1,195,712
The following table sets forth the computation of the Company’s basic and diluted net loss per unit for the three month and nine month periods ended September 30, 2022 (Predecessor) and for the period from January 1, 2023 through June 7, 2023 (Predecessor), respectively:

	Period from July 1 - September 30, 2023 (Successor)	Three Months Ended September 30, 2022 (Predecessor)	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Nine Months Ended September 30, 2022 (Predecessor)
Numerator
Net loss	$(30,564)	$(12,220)	$(65,564)	$(34,176)	$(37,335)
Net loss attributable to membership interest holders	$(30,564)	$(12,220)	$(65,564)	$(34,176)	$(37,335)

Denominator
Weighted-average number membership interests outstanding, basic and diluted	68,966,972	1,143,430	68,644,032	3,766,871	2,838,388
Net loss per unit attributable to membership interest holders, basic and diluted	$(0.44)	$(10.69)	$(0.96)	$(9.07)	$(13.15)

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
As of September 30, 2023 (Successor), the Company had no outstanding shares of Preferred Stock, 71,014,190 outstanding shares of Class A Common Stock, and 141,529,513 outstanding shares of Class B Common Stock.
The table below demonstrates the calculation of net loss before income tax attributable to redeemable non-controlling interest holders for the July 1, 2023 through September 30, 2023 (Successor) period and the June 8, 2023 through September 30, 2023 (Successor) period:

	Period from July 1 - September 30, 2023 (Successor)	Period from June 8 - September 30, 2023 (Successor)
Net Loss before Income Tax	$(91,976)	$(203,232)
Redeemable non-controlling interest percentage - Class A OpCo Units	67.4%	67.3%
Net Loss before Income Tax attributable to Class A OpCo Units	$(61,402)	$(136,987)
On August 16, 2023, pursuant to the OpCo limited liability company agreement, all Class B OpCo Units converted into Class A OpCo Units on a one-for-one basis due to the exercise on such date by an OpCo Unitholder of its Class B OpCo Unit conversion right, which allowed the holder to convert its own Class B OpCo Units into Class A OpCo Units on a one-for-one basis.
During the three months ended September 30, 2023, the Company's Class A Common Stock achieved the $12.00 per share and $14.00 per share prices necessary to cause two-thirds of the Earnout Shares to vest and to remove the lock-up provision from two-thirds of the Price-Based Lock-Up Shares. As of September 30, 2023, 328,925 Class A OpCo units and a corresponding number of shares of Class B Common Stock included in the Earnout Shares remain unvested. Additionally, as of September 30, 2023, 14,848,184 Price-Based Lockup Shares remain restricted.
As of September 30, 2023, redeemable non-controlling interests are comprised of 140,228,066 vested Class A OpCo Units, of which 6,967,050 units were formerly vested Class B OpCo Units. Class A OpCo Units are exchangeable for shares of Class A Common Stock or redeemable for cash. Additionally, the Company holds a call right that enables it to redeem Class A OpCo Units for shares of Class A Common Stock or cash once the unit holder has elected to redeem the equity instrument.
Predecessor Period – The Company’s equity in the Predecessor Period comprised a single class of membership interests. The Company’s members’ equity as of September 30, 2022 (Predecessor) included 4,987,845 authorized membership interests, of which 3,718,931 were issued and outstanding.
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
NOTE L — Share-Based Payments
OpCo Unit Awards - As of September 30, 2023 (Successor), there was $3,300 of unrecognized share-based compensation expense related to unvested Class A OpCo Units granted under previous programs, which the Company expects to recognize over a weighted average period of 3 years.

As of December 31, 2022 (Predecessor), there was $9,312 of unrecognized share-based compensation expense related to unvested equity awards granted under previous programs, which the Company expects to recognize over a weighted average period of 1 year.
The following table presents a summary of employee equity awards comprised of Class A OpCo Units and a corresponding quantity of shares of Class B Common Stock outstanding, granted, forfeited, vested on an accelerated basis and redeemed during the current year-to-date:

	Quantity		Calculated Value
	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)
Unvested, beginning of period	1,895,122	226,494	$4.95	$63.25
Granted	—	—	$—	$—
Forfeited	(324,568)	—	$5.66	$—
Vested	—	(107,418)	$—	$63.18
Accelerated	(598,032)	—	$4.32	$—
Unvested, end of period	972,522	119,076	$4.45	$63.32
Omnibus Incentive Plan and RSU's - In conjunction with the Business Combination, the Company's board of directors and RONI's shareholders approved the 2023 Omnibus Incentive Plan. The 2023 Omnibus Incentive Plan initially reserves 20,468,545 shares of Class A Common Stock for issuance as equity awards. The quantity of shares of Class A Common Stock reserved for grant under the 2023 Omnibus Incentive Plan will be subject to an annual increase on the first day of each calendar year beginning January 1, 2024, and ending and including January 1, 2033, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on December 31 of the immediately preceding calendar year and (ii) any such smaller number of shares as is determined by the Board.
During the period from July 1, 2023 through September 30, 2023 (Successor), the Company authorized the issuance of 440,424 RSU's to its executive employees, non-executive employees and non-employee independent directors under the terms of the Omnibus Incentive Plan. As of September 30, 2023 (Successor), there was $5,491 of unrecognized share-based compensation expense related to unvested RSU's, which the Company expects to recognize over a weighted average period of 3 years
The following table presents a summary of RSU's outstanding, granted, forfeited, vested on an accelerated basis and redeemed during the current year-to-date:

	Quantity		Fair Value
	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)
Unvested, beginning of period	—	—	$—	$—
Granted	440,424	—	$13.43	$—
Forfeited	—	—	$—	$—
Vested	—	—	$—	$—
Accelerated	—	—	$—	$—
Unvested, end of period	440,424	—	$13.43	$—
Awards granted to employees and the majority of executives cliff-vest at the end of the grant's three-year anniversary date. Awards granted to independent directors and certain executives use a graded vesting schedule over the three-year period that begins on each award's grant date.

Replacement Awards - Pursuant to the Business Combination Agreement (Note C), the Company agreed to amend the settlement provisions of certain unvested, outstanding profits interests previously issued by NET Power, LLC (the “Replacement Awards”). Unvested Replacement Awards that would have originally settled into NET Power, LLC membership interests will now settle into Class A OpCo Units and a corresponding number of shares of Class B Common Stock. The number of Class A OpCo Units and shares of Class B Common Stock into which the Replacement Awards will settle is calculated so that the settlement value approximates the value of NET Power, LLC membership interests into which the profits interests would have settled. The Replacement Awards will continue to vest over the original applicable service periods and are subject to the same performance conditions as the profits interests.
Accelerated Vesting & Forfeiture of Certain Profits Interests - Also pursuant to the Business Combination Agreement, the Company agreed to accelerate the vesting of certain unvested profits interests upon completion of the Business Combination. The Business Combination resulted in the immediate vesting of 30,000 profits interests, which equated to 451,356 Class A OpCo Units and a corresponding number of shares of Class B Common Stock, that generated $1,624 in compensation cost, which was directly attributed to the transaction on June 8, 2023. The expense generated by the accelerated vesting of certain profits interests is recorded in General and administrative - related party within the June 8 through September 30, 2023 (Successor) period of the Consolidated Statements of Operations and Comprehensive Loss.
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
JDA - The following table presents the quantity and value of equity issued to BHES as payment for costs incurred pursuant to the Original JDA and the Amended & Restated JDA (Note N). The portion of Original JDA and Amended and Restated JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within additional paid in capital on the Consolidated Balance Sheets and the Consolidated Statement of Shareholders' Equity and Non-Controlling Interest. The Equivalent Value per Unit displays the discounted price per membership interest or per share stipulated in the Original JDA and the Amended and Restated JDA. The Total Fair Value columns display the fair value of shares distributed as payment for services rendered by BHES under the terms of the Original JDA and the Amended and Restated JDA.

	Quantity		Total Fair Value
	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Equivalent Value per Unit or per Share
Membership Interests	—	9,210	$—	$1,943	$168.75
Class A OpCo Units	542,324	296,160	3,585	1,958	$5.29
Class B Common Stock	542,324	296,160	—	—	$—
Total			$3,585	$3,901
Shares used as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17,500 to the Company. The Company has incurred inception-to-date losses of $2,053 related to such issuances.
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

	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
JDA - variable share-based payments	January, 2027	$20,557	$6,788	$27,345

Additionally, BHES received 47,000 membership interests that converted into 1,500,265 Class A OpCo Units and a corresponding number of shares of Class B Common Stock in conjunction with the consummation of the Business Combination (Note C).
Reference Note N for additional quantitative disclosures related to the Original JDA and the Amended and Restated JDA.
NOTE M — Leases
Office Lease - On June 6, 2022, the Company entered into an office space lease agreement (the "Measurement Building Lease"), which became effective on November 1, 2022 and used an original lease term of 60 months from the signing date. The lease is classified as an operating lease and the lease liability was calculated using an incremental borrowing rate of 8.0%. On August 11, 2023, the Company agreed to terminate the Measurement Building Lease, effective October 6, 2023, and entered into a new office lease agreement (the "Roney St. Lease"). The Roney St. Lease began on October 6, 2023 and lasts for a term of 62 months from the commencement date. The simultaneous termination of the Measurement Building Lease and execution of the Roney St. Lease represents a single transaction accounted for as a modification of the Measurement Building Lease under the requirements of ASC 842. As such, the Company re-measured the lease liabilities and right of use asset associated with the Measurement Building Lease and recognized those balances over the amended, remaining lease term.
As of September 30, 2023, the Company had $3 in lease liabilities and $3 in right-of-use assets attributable to the Measurement Building Lease on its Consolidated Balance Sheets. After the Measurement Building Lease modification, the Company does not expect to incur lease payments related to that agreement during future reporting periods.
Land Lease - The Company leases the land under the Demonstration Plant. The lease expires on the earlier of (i) July 1, 2025 or (ii) the termination of the Company’s oxygen supply agreement with the lessor, which also serves as a supplier to the Company. Lease payments for the land equal one dollar per year.
In conjunction with the Business Combination Agreement (Note C), the Company revalued its land lease at its fair value, which involved a comparison of the land lease's terms against comparable market lease terms. Based on this comparison, the Company recorded $210 of right-of-use assets on the Consolidated Balance Sheets related to the favorable terms of its Demonstration Plant land lease.
NOTE N — Commitments and Contingencies
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
The following table reconciles the beginning value of the Company's asset retirement obligation liability to its ending balance for each period presented in the Consolidated Statements of Operations and Comprehensive Loss:

	Period from July 1 – September 30, 2023 (Successor)	Three Months Ended September 30, 2022 (Predecessor)	Period from June 8 – September 30, 2023 (Successor)	Period from January 1 – June 7, 2023 (Predecessor)	Nine Months Ended September 30, 2022 (Predecessor)
Asset retirement obligation, beginning of period	$1,977	$2,308	$1,977	$2,416	$—
Obligation incurred	—	—	—	—	2,201
Periodic accretion expense	41	54	41	102	161
Asset retirement obligation, end of period	$2,018	$2,362	$2,018	$2,518	$2,362
Unconditional Purchase Obligations - The Company has committed to purchase industrial components for installation at its Demonstration Plant. The Company pays for these components in installments related to contractual milestones specified by the counterparty. In accordance with ASC Topic 440 - Commitments ("ASC 440"), the Company does not recognize the commitment on its Consolidated Balance Sheets. Upon invoicing, the Company reclassifies current period installment payments to accounts payable and proportionally increases its construction in progress account. The Company expects to recognize the gross value of its existing asset purchase commitments during the current fiscal year.
The following table presents the Company’s material, unrecognized purchase obligations:

Commitment	Consideration Type	Gross Commitment	Period from June 8 - September 30, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Prior Predecessor Periods	Remaining Commitment
Asset Purchase Commitment	Cash	$4,700	$—	$1,168	$—	$3,532
Original JDA and Amended and Restated JDA	Cash	70,000	2,867	3,121	2,211	61,801
Original JDA and Amended and Restated JDA	Share-Based	70,000	3,585	3,902	2,765	59,748
	Total	$144,700	$6,452	$8,191	$4,976	$125,081
JDA - On February 3, 2022, the Company entered into the Original JDA with affiliates of Baker Hughes Energy Services LLC, which is a shareholder (collectively “BHES”). The Original JDA's counterparties subsequently amended the agreement's terms on June 30, 2022 and December 13, 2022 (the "Amended and Restated JDA"). The Amended and Restated JDA represents a contract that engages BHES to invest in, develop and deploy the NET Power Cycle in collaboration with the Company. The Amended and Restated JDA entitles BHES to payments of cash and equity in exchange for services related to the development and commercialization of the technology. Expenses incurred under the terms of the Amended and Restated JDA are invoiced quarterly. The Company records the measurement of services provided by BHES within Research and development on the Consolidated Statement of Operations and Comprehensive Loss.
The Company does not recognize the commitment related to the Amended and Restated JDA on its balance sheet in accordance with ASC 440's guidance. Upon receipt of an invoice, the Company accrues for the current period billing in Accounts payable and records the related operating expense and compensation expense. The Company expects to recognize the gross value of its commitments under the Amended and Restated JDA by January, 2027.
Prior to the Business Combination, the Company used membership interests to compensate BHES for its services under the Amended and Restated JDA (Note L). After the Business Combination, the Company uses Class A OpCo Units and corresponding quantities of Class B Common Stock to compensate BHES for its services under the Amended and Restated JDA (Note L).
The following table presents the costs associated with the JDA's:

	Period from		Period from
	July 1 – September 30, 2023 (Successor)	July 1 – September 30, 2022 (Predecessor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – September 30, 2022 (Predecessor)
Cash expense	$2,748	$578	$2,867	$3,121	$1,256
Plus: Membership Interests Issued	—	723	—	3,902	6,934
Plus: Class A OpCo Units Issued	3,436	—	3,585	—	—
Plus: BHES Bonus Share expense	819	2,688	6,010	4,690	1,570
Total research and development attributable to JDA	$7,003	$3,989	$12,462	$11,713	$9,760
Prior to June 8, 2023 (Successor), the Company recorded costs incurred under the Amended and Restated JDA within Research and development - related party on the Consolidated Statement of Operations and Comprehensive Loss because an affiliate of BHES served on the Company's Board of Directors. Subsequent to the Business Combination, neither BHES nor its affiliates occupy seats on the Company's Board of Directors; therefore, BHES no longer qualifies as a related party.
NOTE O — Income Taxes
Prior to the Closing Date, NET Power, LLC represented a pass-through entity for state and federal income tax consideration, which passed through its income or loss to its partners; therefore, it did not record income tax (benefit)

expense. The following table presents the Company’s Income tax (benefit) expense and the effective income tax rate during the period from June 8 through September 30, 2023 (Successor):

June 8 - September 30, 2023 (Successor)
Income tax expense (benefit)	$(681)
Effective tax rate	0.3%
The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21.0% to the loss before income taxes due to income (loss) from non-taxable pass-through entities related to non-controlling interests, non-deductible expenses, outside basis adjustments and the valuation allowance placed against deferred tax assets.
Tax Receivable Agreement - As of September 30, 2023 (Successor), the Company recorded a liability of $9,376 related to its projected obligations under the TRA, which is recorded as TRA Liability in the Company’s Consolidated Balance Sheets. This obligation arose because of qualifying exchanges of Class A OpCo Units that occurred during the period from July 1, 2023 through September 30, 2023 (Successor).
NOTE P — Subsequent Events
On October 6, 2023, the Company formally relocated to the office space governed by the Roney St. Lease. As of October 6, 2023, the lease liability affiliated with the Roney St. Lease equaled $2,168 and the right of use asset affiliated with the Roney St. Lease equaled $2,144. Future minimum lease expenses attributable to the Roney St. Lease are expected to total $2,623 over the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and unit amounts, unless otherwise noted)

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Report and NET Power LLC’s audited consolidated financial statements as of and for the years ended December 31, 2022 and the related notes thereto, included in Registration Statement. Certain information included in this discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results may differ materially from those projected or implied by the forward-looking statements. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, all references in this section to “NET Power,” “we,” “us,” or “our” and the “Company” refer to the business of NET Power and its subsidiaries. Additional terms used herein are defined in the section entitled “Certain Defined Terms” and elsewhere in this Report.

Overview
We are a clean energy technology company that has developed a unique power generation system (the “NET Power Cycle”) that produces clean, reliable, and low-cost electricity from natural gas while capturing virtually all atmospheric emissions. The NET Power Cycle is designed to inherently capture carbon dioxide (CO2) and eliminate air pollutants such as sulfur oxides (SOX), nitrogen oxides (NOX), and particulates. The NET Power Cycle was first demonstrated at our 50 MWth Demonstration Plant in La Porte, Texas, which broke ground in 2016 and began testing in 2018. We conducted three testing campaigns over three years and synchronized to the Texas grid in the fall of 2021. Through these tests, we achieved technology validation, reached critical operational milestones, and accumulated over 1,500 hours of total facility runtime as of November 2023. Over the next several years, the Company plans to conduct additional testing and validation campaigns at its Demonstration Plant and construct its first utility-scale plant.

We plan to license our technology through offering plant designs ranging from industrial-scale configurations between 25-115 MW net electric output to utility-scale units of approximately 300 MW net electric output capacity. Our first generation utility-scale design (Gen1U) will be a 300 MWe Class power plant, targeting a CO2 capture rate of 97% or greater. Early Gen1U deployments are focused on ensuring a clean and reliable system. Based on our work to date, we expect these early projects to target a net efficiency of approximately 45%. Incorporating the lessons learned from early plants’ operations, we target to deliver later Gen1U plants with net efficiency of approximately 50%. We intend to deploy our technology in the U.S. and around the world by leveraging experience gained from our La Porte Demonstration Plant as well as from the expertise of our strategic owners, including Occidental Petroleum Corporation (“OXY”), through OLCV Net Power, LLC, BHES, an affiliate of Baker Hughes Company, Constellation and NPEH, LLC, which is controlled by 8 Rivers, a company controlled by SK Inc.

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

The Business Combination
On December 13, 2022, NET Power LLC entered into the Business Combination Agreement RONI, RONI OpCo, Buyer and Merger Sub. Pursuant to the Business Combination Agreement, Merger Sub merged with and into NET Power LLC with NET Power LLC surviving the merger as a wholly controlled subsidiary of Buyer. Upon the consummation of the Business Combination on June 8, 2023, RONI was renamed NET Power Inc.

Pursuant to the Business Combination Agreement, the aggregate merger consideration payable upon closing of the Business Combination to Legacy NET Power Holders consisted of 136,073,365 vested Class A OpCo Units and a corresponding number of vested shares of Class B Common Stock, 1,119,198 unvested Class A OpCo Units and 1,119,198 unvested shares of Class B Common Stock. Following the Closing, NET Power Inc. retained its umbrella partnership, C corporation or “Up-C” structure, whereby all of the equity interests in NET Power, LLC are held by OpCo, and NET Power Inc.’s only assets are its equity interests in OpCo.

In accordance with ASC 810, NET Power Operations LLC is considered a variable interest entity with NET Power Inc. serving as its primary beneficiary. NET Power Inc. was determined to be the primary beneficiary of NET Power LLC through being the sole managing member of OpCo, with the power to control the most significant activities of NET Power LLC, while also having an economic interest that provides it with the ability to participate significantly in NET Power

LLC’s benefits and losses. As a result, NET Power LLC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination represents an acquisition of a business and NET Power LLC’s identifiable assets acquired, liabilities assumed, and any non-controlling interests will be measured at their acquisition date fair value.

As a result of the Business Combination, NET Power Inc. became a publicly traded company with Class A Common Stock and Public Warrants trading on the NYSE, which has necessitated the hiring of additional personnel and the implementation of procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, material additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.

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

Commencing Commercial Operations
Over the next several years, the Company plans to conduct additional research and testing campaigns at its Demonstration Plant and construct its first utility-scale plant. NET Power expects to purchase initial long-lead materials for the first utility-scale plant in 2024 and targets initial power generation between the second half of 2027 and the first half of 2028. We expect that the 300 MWe Class plant will be a NET Power-led consortium project located at an OXY-hosted site in the Permian Basin of West Texas. We expect that the project will fully integrate power production with transportation and underground storage of carbon dioxide. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.

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

Research and Development
Our research and development ("R&D") expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant in La Porte, Texas, and development activities under the Original JDA and the Amended and Restated JDA. R&D costs have been expensed as incurred. We expect R&D expenses to grow as we continue to develop our technology.

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

Depreciation, Amortization and Accretion
Our depreciation and amortization expenses have previously consisted primarily of depreciation on our Demonstration Plant, with minimal cost associated with amortization of a small intangibles balance. As a result of the Business Combination, we now have a significant intangible balance for developed technology, which will result in commensurate amortization expenses going forward. We expect future depreciation and amortization to increase slightly as we continue to invest in our Demonstration Plant testing facility. Our accretion expense in prior periods was related to the asset retirement obligation at the Demonstration Plant; however this asset was marked to fair value at the close of the Business Combination and therefore will result in no further accretion.

Other Income (expense)
Other income (expense) consists mainly of interest income, interest expense, fair value adjustments and other expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022 (In thousands)
The following table sets forth our condensed results of operations data for the periods presented:

	Period from		$ Change	% Change
	July 1 – September 30, 2023 (Successor)	July 1 – September 30, 2022 (Predecessor)
Revenue
Revenue	$—	$141	$(141)	(100.0)%
Cost of revenue	3	49	46	(93.9)%
Gross Profit (Loss)	(3)	92	(95)	(103.3)%

Operating Expenses
General and administration	8,096	4,122	3,974	96.4%
Sales and marketing	931	136	795	584.6%
Research and development	9,004	4,763	4,241	89.0%
Project development	582	—	582	n/a
Depreciation, amortization and accretion	20,052	3,325	16,727	503.1%
Total Operating Expenses	38,665	12,346	26,319	213.2%

Operating Loss	(38,668)	(12,254)	(26,414)	215.6%

Other Income (Expense)
Interest income (expense)	8,675	—	8,675	n/a
Other income (expense)	(61,983)	34	(62,017)	(182402.9)%
Net Other Income (Expense)	(53,308)	34	(53,342)	156888.2%

Net Loss before Income Tax	(91,976)	(12,220)	(79,756)	652.7%
Income tax expense (benefit)	(10)	—	(10)	n/a
Net Loss after Income Tax	(91,966)	(12,220)

Other Comprehensive Loss
Foreign currency translation gain (loss)	1	(5)	6	120.0%
Comprehensive Loss	(91,965)	(12,225)	(79,750)	652.4%
Comprehensive Loss attributable to non-controlling interests	(61,402)	—	(136,987)	—%
Comprehensive Loss attributable to NET Power Inc.	$(30,563)	$(12,220)	$57,231	(468.3)%

Revenue
Revenue decreased by $141, or 100.0%, for the three months ended September 30, 2023, as compared to $141 for the three months ended September 30, 2022. Revenue during these two periods was not significant, and the decrease is attributable to normal fluctuation.

Cost of Revenue
Cost of revenue decreased by $46, or 93.9%, for the three months ended September 30, 2023, as compared to $49 for the three months ended September 30, 2022. This decrease was primarily attributable to a decrease in U.S. Department of Energy Syngas testing activities at the La Porte Demonstration Plant, which had only minimal activity in 2022, and had no activity in 2023.

General and Administrative
General and administrative expenses increased by $3,974, or 96.4%, for the three months ended September 30, 2023, as compared to $4,122 for the three months ended September 30, 2022. This increase was primarily attributable to overall increases in corporate activity, including staffing and equity-based compensation as well as costs associated with the administrative requirements of a newly public company.

Sales and Marketing
Sales and marketing expenses increased by $795, or 584.6%, for the three months ended September 30, 2023, as compared to $136 for the three months ended September 30, 2022. This increase was primarily attributable to increased engagement of external consultants to support increased marketing activities as well as engagement of commercial staff.

Research and Development

Research and development increased by $4,241, or 89.0%, for the three months ended September 30, 2023, as compared to $4,763 for the three months ended September 30, 2022. This increase was primarily due to the increase of development activities under the Amended and Restated JDA.

Project Development
Project development increased by $582 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was due to the initiation of activities related to development of a utility-scale facility.

Depreciation and Amortization
Depreciation expense increased by $16,727, for the three months ended September 30, 2023, as compared to $3,325 for the three months ended September 30, 2022. A portion of this increase is attributable to the change in fixed asset fair value related to purchase accounting, however the majority is due to the amortization of the intangible asset for developed technology, also recorded as a result of the purchase accounting associated with the close of the Business Combination.

Interest Income (Expense) and Other Income (Expense)
Interest income (expense) increased by $8,675 for the three months ended September 30, 2023, as compared to $0 for the three months ended September 30, 2022 as a result of interest earned on cash from trust.

Other income (expense) decreased by $62,017 for the three months ended September 30, 2023, predominately due to the change in the Private Placement Warrants' fair value.

Comparison of the Nine Months Ended September 30, 2023 and 2022 (In thousands)

The following table sets forth our condensed results of operations data for the periods presented:

	Period from			$ Change	% Change
	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – September 30, 2022 (Predecessor)
Revenue
Revenue	$—	$175	$574	$(399)	(69.5)%
Cost of revenue	3	3	268	(262)	(97.8)%
Gross Profit (Loss)	(3)	172	306	(137)	(44.8)%

Operating Expenses
General and administration	32,408	12,131	12,914	31,625	244.9%
Sales and marketing	1,087	869	504	1,452	288.1%
Research and development	14,834	14,319	12,814	16,339	127.5%
Project development	698	1,191	—	1,889	n/a
Option settlement	79,054	—	—	79,054	n/a
Depreciation, amortization and accretion	24,978	5,812	9,974	20,816	208.7%
Total Operating Expenses	153,059	34,322	36,206	151,175	417.5%

Operating Loss	(153,062)	(34,150)	(35,900)	(151,312)	421.5%

Other Income (Expense)
Interest income (expense)	10,800	4	(1,470)	12,274	835.0%
Other income (expense)	(60,970)	(30)	35	(61,035)	(174385.7)%
Net Other Income (Expense)	(50,170)	(26)	(1,435)	(48,761)	(3398.0)%

Net Loss before Income Tax	(203,232)	(34,176)	(37,335)	(200,073)	535.9%
Income tax expense (benefit)	(681)	—	—	(681)	n/a
Net Loss after Income Tax	(202,551)	(34,176)	(37,335)	(199,392)	534.1%

Other Comprehensive Loss
Foreign currency translation gain (loss)	—	—	(5)	5	(100.0)%
Total Other Comprehensive Loss	—	—	(5)	5	(100.0)%

Comprehensive Loss	(202,551)	(34,176)	(37,340)	(199,387)	534.0%
Comprehensive Loss attributable to non-controlling interests	(136,987)	—	—	136,987	n/a
Comprehensive Loss attributable to NET Power Inc.	$(65,564)	$(34,176)	$(37,340)	$(199,387)	534.0%

Revenue
Revenue decreased by $399, or 69.5%, for the nine months ended September 30, 2023, as compared to $574 for the nine months ended September 30, 2022. Revenue during these two periods was not significant, and the decrease is attributable to normal fluctuation.

Cost of Revenue
Cost of revenue decreased by $262, or 97.8%, for the nine months ended September 30, 2023, as compared to $268 for the nine months ended September 30, 2022. This decrease was primarily attributable to a decrease in DOE Syngas testing activities at the La Porte Demonstration Plant, which formally paused in late 2021, and had only minimal activity in 2022.

General and Administrative
General and administrative expenses increased by $31,625, or 244.9%, for the nine months ended September 30, 2023, as compared to $12,914 for the nine months ended September 30, 2022. This increase was partially attributable to overall increases in corporate activity, including staffing and equity-based compensation. However the majority of the increase is composed of costs associated with the close of the Business Combination and subsequent public company status.

Sales and Marketing
Sales and marketing expenses increased by $1,452, or 288.1%, for the nine months ended September 30, 2023, as compared to $504 for the nine months ended September 30, 2022. This increase was primarily attributable to increased engagement of external consultants to support increased marketing activities.

Research and Development
Research and development increased by $16,339, or 127.5%, for the nine months ended September 30, 2023, as compared to $12,814 for the nine months ended September 30, 2022. This increase was primarily due to the commencement of development activities under the Original JDA and the Amended and Restated JDA.

Project Development
Project development increased by $1,889 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was due to the initiation of activities related to development of a utility-scale facility.

Option Settlement
Option Settlement expense increased by $79,054 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was due to a one-time cost for settlement of an option agreement in association with the close of the Business Combination.

Depreciation, Amortization and Accretion
Depreciation expense increased by $20,816, or 208.7%, for the nine months ended September 30, 2023, as compared to $9,974 for the nine months ended September 30, 2022. A portion of this increase is attributable to the change in fixed asset fair value related to purchase accounting, however the majority is due to the amortization of the intangible asset for developed technology, also recorded as a result of the purchase accounting associated with the close of the Business Combination.

Interest Income (Expense) and Other Income (Expense)
Interest income (expense) increased by $12,274 for the nine months ended September 30, 2023, largely as a result of interest earned on cash from trust. Prior expense balance was attributable to expensing of the loan discount associated with the option liability relating to the member loans, which occurred in late 2021 and early 2022, as well as adjustment of the option liability to fair market value.

Other income (expense) increased by $61,035 nine months ended September 30, 2023, predominately due to the change in the Private Placement Warrants' fair value.

Liquidity and Capital Resources

Overview
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

As of September 30, 2023, we had an accumulated deficit of $89,361. As we continue to incur losses, achieving profitability is dependent upon the successful development and commercialization of our technology, and achieving a level of revenues adequate to support our cost structure. We will continue to need to raise additional capital until we achieve sustained profitability.

We had $545,248 and $5,164 in cash as of September 30, 2023 and December 31, 2022, respectively. Additionally, as of September 30, 2023 and December 31, 2022 we had $100,000 and $0, respectively, of short-term investments comprised of a single six-month certificate of deposit custodied by a domestic banking institution. We also had total liabilities of $229,492 and $13,735 as of September 30, 2023 and December 31, 2022, respectively, with the latter including a $5,174 option liability described below. As a result of the Business Combination, we received gross proceeds of approximately $675 million, consisting of approximately $135 million from RONI’s trust account and approximately $540 million in from strategic and financial investors in the PIPE Financing. We believe that these proceeds should be sufficient to reach commercialization of our technology, but certain costs are not reasonably estimable at this time and we may require additional funding.

Member Loans and Member Loan Share Options
On October 15, 2021, the NET Power, LLC board of directors approved a resolution to fund continued operations through term loans not to exceed $10,000 in total, with an interest rate of 9.25%. As of December 31, 2021, we had received loan funds from equity members totaling $8,000, which were due within six months and secured by our assets. An additional $2 million was received in January 2022. Each round of funding was also associated with options to purchase shares allocated based on member funding in excess of the pro rata loan total requested. 34,588 options were authorized as of December 31, 2022 at an exercise price of $168.75 per share and a fair value of $149.59 per share (total liability of $5,174). These options become exercisable for one year from loan repayment, which occurred on February 3, 2022. As of December 31, 2022, all member loans were repaid, and no related options had been exercised. For the year ended December 31, 2022, $1,358 of accretion was recorded as interest expense related to the member loans that we repaid. Our option liability was issued in conjunction with the member loans on October 15, 2021. The option liability represents a liability on the balance sheet classified as a Level 3 fair value measurement.

On January 11, 2023, OXY exercised its option to purchase shares associated with the member loan agreement. On February 3, 2023, Constellation Energy also exercised its option to purchase shares associated with the member loan agreement. NET Power, LLC issued 5,824 and 28,764 member interests to Occidental and Constellation Energy Generation, respectively, and received an aggregate of $5,837 from the exercise of the options. Such issuance resulted in Occidental and Constellation Energy Generation receiving 185,905 and 918,162 shares of Class A OpCo Units and a corresponding number of shares of Class B Common Stock), respectively, upon consummation of the Business Combination. No member loan share options are currently outstanding.

Sales of Equity Securities
Although we do not currently intend to do so, we may seek to raise additional capital through the sale of equity securities. Sales of a substantial number of shares of Class A Common Stock in the public market, including resales by our stockholders, could occur at any time. Such sales, or the perception in the market that such sales could occur, could result in a significant decline in the public trading price of the Class A Common Stock. Such a decline could adversely affect our ability to sell equity securities or the price at which we are able to sell equity securities and generally make it more difficult for us to raise additional capital through the sale of equity securities. See “Risk Factors — Risks Related to Ownership of the Offered Securities — Future sales, or the perception of future sales, by the Company or its stockholders in the public market could cause the market price for the Class A Common Stock to decline” in the Registration Statement.

Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Period from
(in thousands)	June 8 – September 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	January 1 – September 30, 2022 (Predecessor)
Net cash provided by (used in)
Operating activities	$(35,373)	$(10,623)	$(12,631)
Investing activities	$(95,928)	$(2,431)	$—
Financing activities	$319,529	$15,836	$21,466

Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to research and development and general and administrative activities, including expenses associated with achieving and maintaining our public company status. As we continue to increase hiring to accelerate our engineering efforts ahead of having an operational plant, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our operations. Cash used by operating activities increased by $33,365 during the nine months ended September 30, 2023 from $12,631 in the nine months ended September 30, 2022.

Investing Activities
During the nine months ended September 30, 2023, cash flows used in investing activities increased by $98,359 as compared to the nine months ended September 30, 2022. The cash used in investing activities in the nine months ended September 30, 2023 primarily reflects cash used to purchase an interest-bearing, short-term certificate of deposit. Additionally, there continues to be cash used for equipment and equipment upgrades, which is partially offset by cash acquired as part of the Business Combination.

Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2023 increased by $313,899 as compared to September 30, 2022. Cash provided by financing activities in the successor period consists primarily of proceeds from the PIPE Financing, less transaction expenses and shareholder redemptions. The Predecessor Periods also reflect cash received from the exercise of loan options in early 2023 and BHES’ investment in Old NET Power on February 3, 2022, as well as $2,000 in member loans received in January 2022, and subsequent repayment of all $10,000 in outstanding member loans in February 2022.

Commitments and Contractual Obligations

Leases
As of September 30, 2023 and December 31, 2022, there were two active leases in place. The most recent, a five-year office lease agreement was signed on June 6, 2022 and took effect on November 1, 2022. Future minimum lease payments under the lease are approximately zero dollars. As of September 30, 2023 and December 31, 2022, we had $3 and $786, respectively, in lease liabilities and $181 and $784, respectively, in right of use assets on our consolidated balance sheet, in accordance with ASC 842.

We also hold a lease for the approximately 218,900 square feet of land under the Demonstration Plant in La Porte, Texas from Air Liquide Large Industries U.S. LP (“Air Liquide”) at a rate of one dollar per year. The lease expires on the earlier of (i) July 1, 2025 and (ii) the termination of our oxygen supply agreement with Air Liquide, pursuant to which Air Liquide supplies oxygen for our use at the Demonstration Plant. The term of the oxygen supply agreement is perpetual but may be terminated by us or by Air Liquide upon 30 days’ written notice. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $2,018 and $2,416 as of September 30, 2023 and December 31, 2022, respectively.

We lease our primary office space in Durham, NC. During August, 2023, we agreed with our landlord to terminate this office space agreement ahead of its scheduled term and enter into a lease for a new office space, also located in Durham, NC. We accounted for the early termination of the existing commercial lease and the execution of the new commercial lease as a modification of the original office lease, which resulted in the re-measurement of the original lease over its amended term. As of September 30, 2023, we recorded a lease liability of $3 and a ROU asset of $181 related to the original commercial lease. The new commercial lease arrangement will result in a new lease liability of $2,168 and a new ROU asset of $2,144.

On October 6, 2023, the Company formally relocated to the office space governed by the new lease arrangement. As of October 6, 2023, future minimum lease payments attributable to the new lease arrangement are expected to equal $2,623.

Joint Development Agreement
As of September 30, 2023 and December 31, 2022, we have committed to funding a portion of the remaining development costs incurred under the Amended and Restated JDA through a combination of cash and equity. The Amended and Restated JDA’s total value equals $140,000. As of September 30, 2023, we recognized approximately $8,199 of inception-to-date cash expenses and approximately $10,252 of inception-to-date share-based expenses related to the Amended and Restated JDA.

Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Capital Commitments
As of September 30, 2023, we have committed to purchase certain components of industrial machinery from a supplier for use at our La Porte Demonstration Plant. The total commitment, which was initially unrecognized on our balance sheet, totaled $4,700. We recognize portions of the commitment on our balance sheet as portions become payable per contract milestones. We recognized $1,168 of this commitment on our balance sheet related to milestone billings under the terms of the commitment within the current period.

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

Business Combinations
We account for business acquisitions in accordance with ASC 805. We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets acquired and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

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

Goodwill
We recognize goodwill in accordance with ASC 350. Goodwill represents the excess cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized.

Goodwill is tested for impairment annually and is tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of September 30, 2023, no impairment charges for goodwill have been recognized.

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

Income Taxes
As managing member of OpCo, NET Power Inc. consolidates the financial results of OpCo in its consolidated financial statements. OpCo represents a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As a pass-through entity for tax purposes, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to its members, including NET Power Inc., which is taxed as a corporation that pays corporate federal, state and local taxes with respect to income allocated from OpCo based on its economic interest in OpCo.

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

Prior to the Business Combination, there was no public market for our equity instruments and, as a result, the estimated fair value of our equity has historically been determined by the NET Power LLC board of directors as of the grant date with input from management, considering our most recently available third-party valuations of equity and the NET Power LLC board of directors’ assessment of additional objective and subjective factors that the NET Power LLC board believed were relevant and which may have changed from the date of the most recent valuation through the date of grant. We engaged an independent third-party valuation specialist to perform contemporaneous valuations of our equity. The valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants ("AICPA"), Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with AICPA’s Practice Aid, including our best estimate of our business condition, prospects, and operating performance at each valuation date. Other significant factors included:

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities

On July 28, 2023, the Company issued 308,607 shares of Class B Common stock and OpCo issued 308,607 Class A units to BHES as payment for costs incurred pursuant to the Amended & Restated JDA during the second quarter of 2023. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
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

3.1	Certificate of Incorporation of NET Power Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.2	Bylaws of NET Power Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.1	NET Power Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 25, 2023)
10.2	Form of Executive Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 25, 2023)
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
Certain schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or similar attachment to the SEC upon request

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2023                        NET Power Inc.

                                By:      /s/ Akash Patel
                                Name:     Akash Patel
                                Title:    Chief Financial Officer
(Principal Financial Officer)