Form 10-K
period 2023-12-31
NET Power Inc.
filed 2024-03-11
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-40503
NET Power Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1580612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
320 Roney St., Suite 200 Durham, North Carolina 27701
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (919) 287-4750
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	NPWR	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50	NPWR-WT	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $271,915,748 (computed by reference to the last per share sale price of the Class A Common Stock on the New York Stock Exchange of $13.00 on such date).
The registrant had outstanding 71,960,052 shares of Class A Common Stock and 141,801,811 shares of Class B Common Stock as of March 7, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

Certain Defined Terms
Unless otherwise expressly stated or, unless the context otherwise requires, references in this Annual Report on Form 10-K (this "Report") to:
•"8 Rivers" means 8 Rivers Capital, LLC, a Delaware limited liability company (a company controlled by SK Energy);
•"Amended and Restated JDA" means the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among Old NET Power, RONI, RONI OpCo, NPI and NPT, as amended, supplemented or otherwise modified from time to time in accordance with its terms;
•"Baker Hughes" or "BH" means Baker Hughes Company, a Delaware corporation;
•"BHES" means Baker Hughes Energy Services LLC, a Delaware limited liability company and affiliate of Baker Hughes;
•"BHES JDA" means collectively, the Original JDA and the Amended and Restated JDA
•"Board" or "Board of Directors" means the board of directors of the Company;
•"Business Combination Agreement" means the Business Combination Agreement, dated as of December 13, 2022, by and among RONI, RONI OpCo, Buyer, Merger Sub and Old NET Power, as amended by the First Amendment to the Business Combination Agreement, dated as of April 23, 2023, by and between Buyer and Old NET Power;
•"Business Combination" means the Domestications, the Merger and other transactions contemplated by the Business Combination Agreement, collectively, including the PIPE Financing;
•"Buyer" means Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of OpCo (following the Domestications) or of RONI OpCo (prior to the Domestications);
•"Class A Common Stock" means the Class A common stock, par value $0.0001 per share, of NET Power;
•"Class B Common Stock" means the Class B common stock, par value $0.0001 per share, of NET Power;
•"Clean," in relation to the energy generated through the Net Power Cycle, refers to the NET Power Cycle’s capability to significantly reduce direct CO2 emissions and emissions of other air pollutants in comparison to energy generated with conventional gas-fired technology;
•"Closing" means the consummation of the Business Combination contemplated by the Business Combination Agreement;
•"Closing Date" means June 8, 2023, the date on which the Closing occurred;
•"Common Stock" means the Class A Common Stock and Class B Common Stock;
•"Company," "our," "we" or "us" means, prior to the Business Combination, RONI or Old NET Power, as the context suggests, and, following the Business Combination, NET Power Inc., in each case, with its consolidated subsidiaries;
•"Constellation" means Constellation Energy Generation, LLC, a Pennsylvania limited liability company formerly known as Exelon Generation Company, LLC;
•"Demonstration Plant" means the facility located in La Porte, Texas used to demonstrate the viability of the NET Power Cycle;
•"DOE" means the United States Department of Energy;
•"Domestication" means the change of RONI’s jurisdiction of registration by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation registered under the laws of the State of Delaware, upon which RONI changed its name to NET Power Inc.;
•"Domestications" means the Domestication and the OpCo Domestication;
•"Exchange Act" means the Securities Exchange Act of 1934, as amended;

•"Gen1U" means the Company’s first commercial-scale power plant;
•"IPO" means RONI’s initial public offering, which was consummated on June 18, 2021;
•"Legacy NET Power Holders" means the holders of equity securities of Old NET Power prior to the consummation of the Merger;
•"Merger" means the merger of Merger Sub with and into Old NET Power pursuant to the Business Combination Agreement, in which Old NET Power survived and became a direct, wholly owned subsidiary of Buyer;
•"Merger Sub" means Topo Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Buyer;
•"NET Power" means NET Power Inc., a Delaware corporation (f/k/a Rice Acquisition Corp. II), with its consolidated subsidiaries (unless the context otherwise indicates), upon and after the Domestication;
•"NPI" means Nuovo Pignone International, S.r.l., an Italian limited liability company and affiliate of Baker Hughes;
•"NPT" means Nuovo Pignone Tecnologie S.r.l., an Italian limited liability company and affiliate of Baker Hughes;
•"NYSE" means the New York Stock Exchange;
•"Old NET Power" means, prior to the consummation of the Merger, NET Power, LLC, a Delaware limited liability company;
•"OpCo" means NET Power Operations LLC, a Delaware limited liability company (f/k/a Rice Acquisition Holdings II LLC), upon and after the OpCo Domestication;
•"OpCo Domestication" means the change of RONI OpCo’s jurisdiction of registration by deregistering as a Cayman Islands exempted company and continuing and domesticating as a limited liability company registered under the laws of the State of Delaware, upon which RONI OpCo changed its name to NET Power Operations LLC;
•"OpCo LLC Agreement" means the Second Amended and Restated Limited Liability Company Agreement of OpCo, dated as of June 8, 2023, which was entered into in connection with the Closing;
•"OpCo Unitholder" means a holder of OpCo Units;
•"OpCo Units" means the units of OpCo;
•"Original JDA" means the Joint Development Agreement, dated February 3, 2022, by and among Old NET Power, NPI and NPT, as amended by the First Amendment to Joint Development Agreement, dated effective June 30, 2022, by and among the same parties;
•"OXY" means OLCV NET Power, LLC, a Delaware limited liability company;
•"PIPE Financing" means the issuance and sale of 54,044,995 shares of Class A Common Stock for aggregate consideration of $540,449,950 in private placements pursuant to subscription agreements that RONI entered into with certain qualified institutional buyers and accredited investors, which was consummated immediately prior to the Merger;
•"PIPE Investors" means the investors who participated in the PIPE Financing;
•"Predecessor Period" means the period presented in the consolidated financial statements contained in this Report or the accompanying footnotes that relates to Predecessor, as defined and described in Note 3 to the consolidated financial statements contained in this Report;
•"Preferred Stock" means shares of NET Power preferred stock, par value $0.0001;
•"Principal Legacy NET Power Holders" means OXY, Constellation and 8 Rivers (through NPEH);
•"Private Placement Warrants" means the 10,900,000 warrants to purchase shares of Class A Common Stock that were issued and sold to Sponsor in a private placement in connection with the IPO;

•"Public Warrants" means the warrants to purchase shares of Class A Common Stock that were issued and sold as part the units of RONI in the IPO;
•"RONI" means Rice Acquisition Corp. II, a Cayman Islands exempted company, prior to the Domestication;
•"RONI OpCo" means Rice Acquisition Holdings II LLC, a Cayman Islands limited liability company and direct subsidiary of RONI, prior to the Domestications;
•"SEC" means the U.S. Securities and Exchange Commission;
•"Securities Act" means the Securities Act of 1933, as amended;
•"Sponsor" means Rice Acquisition Sponsor II LLC, a Delaware limited liability company;
•"Successor Period" means the period presented in the consolidated financial statements contained in this Report or the accompany footnotes that relates to Successor, as defined and described in Note 3 to the consolidated financial statements contained in this Report;
•"Tax Receivable Agreement" or "TRA" means the Tax Receivable Agreement, dated June 8, 2023, entered into by NET Power and OpCo with OpCo Unitholders who received OpCo Units pursuant to the Business Combination Agreement as consideration for equity interests in Old NET Power and the Agent (as defined therein);
•"Up-C" means umbrella partnership, C corporation, which describes a corporate structure in which an ultimate c corporation parent consolidates a partnership or partnership structure treated as a pass-through entity for US state and federal purposes tax;
•"Warrant Agreement" means the Warrant Agreement, dated as of June 15, 2021, by and among RONI, RONI OpCo and Continental Stock Transfer & Trust Company as it may be amended and/or restated from time to time in accordance with its terms;and
•"Warrants" means, collectively, the Public Warrants and Private Placement Warrants.
In addition, the following is a glossary of key industry terms used herein:
•"CO2" means carbon dioxide;
•"CO2e" means the number of metric tons of CO2 emissions with the same global warming potential as on metric ton of another greenhouse gas
•"MW" means megawatt;
•"MWe" means megawatt electrical which refers to the electricity output capability of a plant;
•"MWth" means megawatt thermal which refers to the input energy required;
•"NOX" means nitrogen oxides;
•"sCO2" means supercritical carbon dioxide; and
•"SOX" means sulfur oxides.

Cautionary Note Regarding Forward-Looking Statements

This Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "opportunity," "plan," "project," "seek," "should," "strategy," "will," "will likely result," "would" and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may relate to the development of the Company's technology, the anticipated demand for the Company's technology and the markets in which the Company operates, the timing of the deployment of plant deliveries, and the Company's business strategies, capital requirements, potential growth opportunities and expectations for future performance (financial or otherwise). Forward-looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company's ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably and the ability of the Company retain its management and key employees; (iii) the Company's ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company's business model, which may require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) the Company's ability to establish and maintain supply relationships; (viii) risks related to the Company's arrangements with third parties for the development, commercialization and deployment of technology associated with the Company's technology; (ix) risks related to the Company's other strategic investors and partners; (x) the Company's ability to successfully commercialize its operations; (xi) the availability and cost of raw materials; (xii) the ability of the Company's supply base to scale to meet the Company's anticipated growth; (xiii) the Company's ability to expand internationally; (xiv) the Company's ability to update the design, construction and operations of its technology; (xv) the impact of potential delays in discovering manufacturing and construction issues; (xvi) the possibility of damage to the Company's Texas facilities as a result of natural disasters; (xvii) the ability of commercial plants using the Company's technology to efficiently provide net power output; (xviii) the Company's ability to obtain and retain licenses; (xix) the Company's ability to establish an initial commercial scale plant; (xx) the Company's ability to license to large customers; (xxi) the Company's ability to accurately estimate future commercial demand; (xxii) the Company's ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiii) the Company's ability to comply with all applicable laws and regulations; (xxiv) the impact of public perception of fossil fuel-derived energy on the Company's business; (xxv) any political or other disruptions in gas producing nations; (xxvi) the Company's ability to protect its intellectual property and the intellectual property it licenses; (xxvii) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers' operations; (xxviii) potential litigation that may be instituted against the Company; and (xxix) other risks and uncertainties indicated in Part I, Item 1A of this Report, and other documents subsequently filed with the SEC by the Company.

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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in Item 1A, "Risk Factors," that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following risks, among others, may offset our competitive strengths or have a negative effect on our business strategy:
•Old NET Power has incurred significant losses since inception, and we anticipate that we will continue to incur losses in the future, and we may not be able to achieve or maintain profitability.
•We may be unable to manage our future growth effectively.
•We face significant barriers in our attempts to deploy our technology and may not be able to successfully develop our technology.
•The technology we are developing will rely on complex machinery for its operation and deployment involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•We, our partners or our third-party suppliers may experience delays in the development and manufacturing of turbo expanders, heat exchangers and other implementing technology.
•Suppliers of key equipment to our customers may not be able to scale to the production levels necessary to meet the anticipated growth in demand for our technology.
•We, our licensees, and our partners may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are higher than anticipated.
•Our deployment plans rely on the development and supply of turbomachinery and process equipment by NPI pursuant to a joint development agreement.
•Our commercialization strategy relies heavily on our relationship with Baker Hughes, OXY, and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.
•Our partners have not yet completed development of, and finalized schedules for, delivery of key process equipment to customers, and any setbacks we may experience during our first commercial delivery and other demonstration and commercial missions could have material adverse effects on our business, financial condition and results of operations and could harm our reputation.
•Manufacturing and transportation of key equipment may be dependent on open global supply chains.
•Manufacturing and construction issues not identified prior to design finalization, long-lead procurement and/or module fabrication could potentially be realized during production, fabrication or construction and may impact plant deployment cost and schedule.
•Our Demonstration Plant and future facilities and operations could be damaged or otherwise adversely affected as a result of natural disasters and other catastrophic events, and such adverse effects would negatively impact our ability to develop key process equipment and technologies within our anticipated timeline and budget.
•If we cannot extend the lease for our Demonstration Plant, which is currently set to expire in 2025, then we may need to remove, rebuild and relocate our equipment to a suitable facility elsewhere and resume development activities thereafter.
•The Demonstration Plant has not yet overcome all power loads to provide net positive power delivery to the commercial grid during its operation.
•We may encounter difficulty in attracting licensees prior to the deployment of an initial full-scale commercial plant.

•We expect a consortium led by NET Power to undertake the first commercial plant deployment to establish our technology. Such a deployment will require significant capital expenditures.
•Our future growth and success depend on our ability to license to customers and their ability to secure suitable sites. We have not yet entered into a binding contract with a customer to license the NET Power Cycle, and we may not be able to do so.
•Conflicts of interest may arise because several directors on the Board are designated by certain of our largest stockholders.
•The energy market continues to evolve and is highly competitive. The development and adoption of competing technology could materially and adversely affect our ability to license our technology.
•The market for power plants implementing the NET Power Cycle is not yet established and may not achieve the growth potential we expect and may grow more slowly than we expect.
•There is limited infrastructure to efficiently transport and store carbon dioxide, which may limit deployment of the NET Power Cycle.
•The cost of electricity generated from the NET Power Cycle may not be cost competitive with other electricity generation sources in some markets.
•Our business relies on the deployment of power plants that are subject to a wide variety of extensive and evolving government laws and regulations, including environmental laws and regulations.
•We and our potential licensees may encounter substantial delays in the design, manufacture, regulatory approval and launch of power plants. Regulatory approvals and permits may also be denied.
•Any potential changes or reductions in available government incentives promoting greenhouse gas emissions projects, such as the Inflation Reduction Act of 2022’s financial assistance program funding installation of zero-emission technology, may adversely affect our ability to grow our business.
•We and our customers operate in a politically sensitive environment, and the public perception of fossil fuel derived energy can affect our customers and us. Our future growth and success are dependent upon consumers’ willingness to develop natural-gas-fueled power generation facilities.
•The ability to license and deploy natural gas power plants may be limited due to conflict, war or other political disagreements between gas-producing nations and potential customers, and such disagreements may adversely impact our business plan.
•We are developing NET Power-owned intellectual property, but we rely heavily on the intellectual property we have in-licensed and that is core to the NET Power Cycle. The ability to protect these patents, patent applications, and other proprietary rights may be challenged or may be faced with our inability or failure to obtain, maintain, protect, defend and enforce.
•We may lose our rights to some or all of the core intellectual property that is in-licensed by way of either the licensor not paying renewal fees or maintenance fees, or by way of third parties challenging the validity of the intellectual property, thereby resulting in competitors easily entering into the same market and decreasing the revenue that we receive from our customers.
•Our patent applications may not result in issued patents and our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with commercialization of our technology.
•The information technology systems and data that we maintain may be subject to intentional or inadvertent disruption or other security incidents that could result in regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse business consequences.

Part I
Item 1. Business
Overview

NET Power is a clean energy technology company that has developed a novel power generation system (which we refer to as the "NET Power Cycle") designed to produce clean, reliable and low-cost electricity from natural gas while capturing virtually all atmospheric emissions. Old NET Power was founded in 2010 and methodically progressed the technology from a theoretical concept to reality with the construction and commissioning of the Company's demonstration facility in La Porte, Texas (the "Demonstration Plant"). The NET Power Cycle is designed to inherently capture CO2 while producing virtually no air pollutants such as SOX, NOX, and other particulates. It is nearly immune to differences in altitude, humidity and temperature and can be a net water producer rather than consumer, which can facilitate project siting and operation in a variety of climates. It can operate as a traditional baseload power plant, providing reliable electricity to the grid at capacity factors targeted to be above 90%. It can also complement intermittent renewables, providing clean dispatchable electricity that can be programmed on demand at the request of power grid operators and according to market needs, while demonstrating substantial improvements in effectiveness, affordability and environmental performance as compared to existing carbon capture technologies for power generation. It leverages existing natural gas infrastructure and avoids issues of generation capacity and grid transmission overbuild created by other technologies, helping to further reduce system-wide decarbonization costs.
The NET Power Cycle is designed to achieve clean, reliable and low-cost electricity generation through NET Power's patented highly recuperative oxy-combustion process. This process involves the combination of two technologies:
•Oxy-combustion, a clean heat generation process in which fuel is mixed with oxygen such that the resulting byproducts from combustion consist of only water and pure CO2; and
•Supercritical CO2 power cycle, a closed or semi-closed loop process that replaces the air or steam used in most power cycles with recirculating CO2 at high pressure, as sCO2, producing power by expanding sCO2 continuously through a turbo expander.
In the NET Power Cycle, CO2 produced in oxy-combustion is immediately captured in a sCO2 cycle that produces electricity. As CO2 is added through oxy-combustion and recirculated, excess captured CO2 is siphoned from the cycle at high purity for export to permanent storage or utilization.
The NET Power Cycle was first demonstrated at our 50 MWth Demonstration Plant in La Porte, Texas, which broke ground in 2016 and began testing in 2018. We conducted three testing campaigns over three years and synchronized to the Texas grid in the fall of 2021. Through these tests, we achieved technology validation, reached critical operational milestones, and accumulated over 1,500 hours of total facility runtime as of December 31, 2023.
NET Power plans to license its technology through offering plant designs ranging from industrial-scale configurations between 25-115 MW net electric output to utility-scale units of up to 300 MW net electric output capacity. This technology is supported by a portfolio of 447 issued patents (as of December 31, 2023) in-licensed on an exclusive, irrevocable basis (in the applicable field) from 8 Rivers as well as significant know-how and trade secrets generated through experience at the Demonstration Plant. NET Power's first-generation utility-scale design (which we refer to as Gen1U) will be a 300 MWe class power plant, targeting a CO2 capture rate of 97% or greater. Early Gen1U deployments are focused on ensuring a clean and reliable system. Based on the Company's work to date, NET Power expects these early projects to target a net efficiency of approximately 45%. Incorporating the lessons learned from early plants' operations, NET Power targets delivery of later Gen1U plants with net efficiency of approximately 50%.
Over the next several years, NET Power plans to conduct additional research and equipment validation testing campaigns at its Demonstration Plant and construct its first utility-scale plant. NET Power will begin purchasing initial long-lead materials for the first utility-scale plant in 2024 and targets initial power generation between the second half of 2027 and the first half of 2028. NET Power intends to deploy its technology in the United States (“U.S.”) and around the world by leveraging experience gained from the Demonstration Plant as well as from the support and expertise of NET Power's current owners, including OXY, BHES, Constellation and SK Group.
NET Power's potential customers include electric utilities, oil and gas companies, midstream oil and gas companies, technology companies, and industrial facilities, both in domestic and international markets. NET Power has engaged in active dialogue with potential customers in each of these industries. NET Power's end-markets can be broken down into three general categories: baseload generation, dispatchable generation and industrial applications. Baseload generation includes replacing emitting fossil fuel-fired facilities (brownfield) or installing new clean baseload capacity (greenfield). NET Power believes many customers will seek its dispatchable technology to balance the intermittency of renewable generation. Potential industrial customers, such as direct air capture facilities, steel facilities, chemical plants, and hydrogen production facilities, include those that have significant 24-hour energy needs and goals to decarbonize. NET Power's technology can provide the necessary clean, reliable, low-cost electricity and heat energy to these facilities as well.
Key benefits for customers include the following:
•Clean—The NET Power Cycle is expected to result in a life cycle carbon intensity ("CI") of 40g to 75g CO2e/kWh and capture CO2 at > 97% rate, providing for approximately 85% CO2 emissions reduction in comparison to conventional combined cycle gas turbine technology. CO2 is inherently captured at pipeline pressure and ready for transportation. The NET Power Cycle results in de minimis NOX, SOX and particulate emissions that result from traditional coal or natural gas fossil fuel generation, which may allow for project siting near population centers. NET Power expects efforts to reduce upstream methane emissions will further reduce the NET Power Cycle CI.
•Reliable—The NET Power Cycle can provide 24/7 baseload power, with a targeted capacity factor of 92.5%, power ramp rates of 10% to 15% per minute and 0% to 100% load following capabilities. It can function as a utility-scale large plant or seamlessly pair as a load-following asset to support variable renewable energy.
•Low-cost— NET Power targets levelized cost of energy in the U.S. that is lower than both legacy firm generation technology like combined cycle gas turbine and intermittent technologies such as solar photovoltaic panels ("PVs") coupled with four hours or more of battery storage.
•Utilizes existing infrastructure—The U.S. alone has approximately 2.5 million miles of natural gas pipeline infrastructure, with over 300,000 miles of transmission pipelines. Approximately 50 individual CO2 pipelines with a combined length of over 4,500 miles exist in the U.S. today. According to the U.S. Energy Information Administration (the "EIA"), there further exist hundreds of thermal power generation facilities at or nearing their retirement or replacement period through 2050, which NET Power believes could serve as potential brownfield site locations. The EIA estimates nearly a quarter of the 200 GW of coal-fired capacity will retire by the end of 2029. Their transmission interconnections and auxiliary systems can be repurposed with minimal changes to serve NET Power's facilities. With the addition of CO2 infrastructure, NET Power can fit within the existing grid network with low incremental cost.
•Compact footprint—NET Power's modular design and the inherent energy density of sCO2 as a working fluid leads to a low surface footprint targeted to be less than 15 acres, equal to 1/100th of the solar PV of a similar electric output. This footprint is smaller than existing unabated combined cycle facilities of similar capacity, allowing NET Power to serve as a re-powering option for retiring facilities or facilities that cannot secure additional space for capture equipment.
NET Power believes that the NET Power Cycle can serve as a key enabling platform for a low-carbon future, addressing shortfalls inherent to alternative options while contributing to an overall lower system-wide cost of decarbonization. NET Power believes that through its innovative process, it can provide a lower cost of electricity, reduction and in some cases elimination of environmental impacts related to thermal power use (air pollution, water use, land use and deforestation), reliability and dispatchability contributing to energy security and lower costs as well as an ability to achieve required carbon reduction targets. NET Power believes the build-out of the NET Power Cycle will provide the world with clean, reliable and low-cost energy.
Corporate Strategy
NET Power employs a three-pillar corporate strategy as the foundation to direct our capital allocation and align our decision-making with our long-term vision.
Pillar 1: Develop and prove NET Power’s technology at the utility-scale
Our first priority is to progress our joint development program with Baker Hughes. Together with Baker Hughes, we plan on conducting several testing campaigns at our Demonstration Plant in 2024 through 2026, which will provide invaluable operational data ahead of deploying our first utility-scale plant.
Concurrently, we are progressing project development of our first utility-scale plant in west Texas, including front end engineering and design ("FEED"), preparing and filing permits and interconnect applications and securing land and supply and offtake agreements. The ultimate goal for the first utility-scale deployment will be to construct and operate with a focus on clean, reliable and safe operations as we expect it to serve as the launch-point for all future deployments.
Pillar 2: Build the project backlog
In parallel to developing and proving NET Power's technology, we will focus over the next few years on creating a backlog for future deployment. This involves identifying CO2 sequestration sites, securing surface rights for plant sites, filing applications to connect to the regional grid systems, and forming strategic partnerships with a variety of stakeholders to set up projects for success. With this approach, we believe we will accelerate deployment of NET Power's technology in the most cost effective and responsible manner for the benefit of our customers, the communities where these plants will be located, and our owners. Our goal is to have a robust backlog that creates pathways to several hub deployments by the time our first utility-scale plant comes online.
Pillar 3: Prepare for manufacturing mode
One of the largest drivers of our plant economics is the plant capital cost. To reduce capital cost, NET Power plans to standardize the design, supply, and construction of NET Power plants, allowing our original equipment manufacturers and Engineering, Procurement and Construction ("EPC") partners to enter mass manufacturing mode. Rather than each plant being bespoke with different parts sourced one-off, a standardized design means continuously producing the same parts over and over. We expect standardization and scale efficiencies will be large drivers of future capital expenditure reductions. Similarly, we expect more work will take place in a controlled factory environment, and less will take place in the field at remote locations. By taking this approach, we expect to have more control over driving down the plant capital cost, reducing project risk, and reducing lead time to build future plants.
The Business Combination
On December 13, 2022, Old NET Power entered into the Business Combination Agreement with RONI (a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses), RONI OpCo (a majority owned and controlled operating subsidiary of RONI), Buyer (a direct, wholly owned subsidiary of RONI OpCo) and Merger Sub (a direct, wholly owned subsidiary of the Buyer). On June 8, 2023, the Business Combination was consummated and, among other things, Merger Sub merged with and into Old NET Power (which we refer to as the Merger), with Old NET Power surviving the Merger.
Immediately prior to the consummation of the Merger, on June 8, 2023, as contemplated by the Business Combination Agreement, RONI became a Delaware corporation named "NET Power Inc.," and (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of RONI (the "Class A Shares") was automatically converted, on a one-for-one basis, into a share of Class A Common Stock of NET Power Inc., (ii) each issued and outstanding Class B ordinary share, par value $0.0001 per share, of RONI was automatically converted, on a one-for-one basis, into a share of Class B Common Stock of NET Power Inc., and (iii) each issued and outstanding warrant of RONI (which was exercisable for a Class A Share) automatically converted into a warrant to purchase one share of Class A Common Stock of NET Power Inc. Immediately following this Domestication, RONI OpCo became a Delaware limited liability company and was renamed NET Power Operations LLC.

Following such Domestications, the Merger was consummated, and at the effective time of the Merger, the issued and outstanding equity interests of Old NET Power were canceled and converted into the right to receive an aggregate of 137,192,563 Class A units of OpCo and an equivalent number of shares of Class B Common Stock. The OpCo LLC Agreement provides each member of OpCo (other than the Company) the right to cause the Company to cause OpCo to redeem all or a portion of such member's Class A units of OpCo in exchange for an equal number of shares of Class A Common Stock or, at the Company's election under certain circumstances set forth therein, cash, in each case, subject to certain restrictions set forth therein. Upon redemption of any OpCo Units, an equal number of shares of Class B Common Stock held by the redeeming member of OpCo is canceled.
Also on June 8, 2023, in connection with the consummation of the Merger, the Company consummated the private placement of 54,044,995 shares of Class A Common Stock for gross proceeds of $540,449,950 (the "PIPE Financing").

Government and Regulatory Environment
Carbon-free energy technology has received significant support in the last several years at the U.S. federal level, with valuable improvements to existing tax credits, new grant appropriations, and additional loan guarantee authority.
Grant and Loan Opportunities—The November 2021 Bipartisan Infrastructure Law ("BIL/IIJA") provided further support to the DOE Loan Program Office ("LPO") Title XVII program to support early commercial facilities across the U.S. More recently, the Inflation Reduction Act (the "IRA"), which was adopted in August 2022, ushered in further support to LPO Title XVII (additional appropriations of $40 billion through 2026), $3.6 billion to cover credit subsidy costs of loans and introduced a new "Energy Infrastructure Reinvestment" fund with $250 billion of new commitment authority to "retool, repower, repurpose, or replace energy infrastructure" with emission control technologies.
Global funding opportunities, such as the European Union ("EU") Innovation Fund, the European Commission's Just Transition Fund, and the United Kingdom ("UK") Department for Business, Energy & Industrial Strategy ("BEIS") Net

Zero Innovation Portfolio, offer opportunities in Europe. Other opportunities exist across the world, and we are evaluating these on a case-by-case basis to de-risk and support initial projects.
Tax Credit Opportunities—The IRA also provided dramatic enhancement to the 45Q tax credit program, a tax credit providing incentives to CO2 capture facilities. It increased the credit value per metric ton of captured CO2 from $50 to $85/ton of CO2 permanently geologically sequestered, with similar enhancements allocated to CO2 captured and then utilized for enhanced oil recovery ("EOR") or other uses, from $35 to $60/ton CO2. Further changes to the regulations improved the 45Q tax credit opportunity through the relaxing of program restrictions, reducing the annual CO2 capture threshold to qualify for the credit, providing a multi-year extension on the commencement of construction window, allowing for "direct pay" for the first five years after carbon capture is placed in service, and creating a "design" minimum capture rate for electric generating units of 75%, which the NET Power Cycle is inherently designed to meet and exceed.
We are monitoring the global market for other tax credit or carbon tax opportunities, with the belief that any value ascribed to carbon, whether a credit or tax, benefits our technology over other emitting alternatives.
NET Power Cycle Licenses and Support Services
In the future, our primary revenue stream is expected to be license and royalty fees paid by the customer for each project. A customer seeking to deploy a NET Power plant will purchase a license from us to construct, operate, and maintain the plant. We expect that the customer will pay a license deposit before the commencement of FEED, which would be credited toward the license fee, and the remaining license fee would be paid in installments at key milestones leading to a plant's commercial operations. We also expect that customers will pay an annual royalty fee for the life of the plant. We currently expect each 300 MWe class license to generate discounted present value licensing fees of approximately $65 million using a 10 percent discount rate.
In addition to licenses, we expect to provide customers with a list of pre-qualified EPC companies. We believe that our pre-qualification of these EPC companies can provide customers with reasonable confidence that the contractors they engage have the requisite skill and expertise to successfully deliver a NET Power plant. Furthermore, this process is designed to ensure that EPC companies understand and appreciate our business model and quality control expectations.
We expect to also provide customers with a preferred vendors list and a robust approved list for key equipment suppliers, further ensuring quality control and de-risking the supply chain. Customers developing a NET Power plant will purchase equipment from one of our licensed suppliers.
We intend to provide support to customers throughout the development process. During scoping and early development of potential facility sites, we will conduct feasibility studies and pre-FEED for customers. When customers are ready to begin FEED processes, we intend to provide a license package with the necessary specifications to pre-qualified EPC companies. We plan to support each customer's execution of FEED, with the appropriate scope of work being determined on a case-by-case basis. We expect that our support will continue to the commercial operations of each plant and will include support for start-up and commissioning as well as operator training.
We also intend to originate and develop early projects by identifying sites, securing land and sequestration rights, filing interconnection and sequestration permit applications, and securing supply and offtake agreements. We intend to partner with local businesses in the regions we originate projects, and expect the originated projects to pay us license and royalty fees similar to those paid by third-party customers.
Competition
Our competitors are other power generation technologies, including traditional baseload, renewables, and advanced nuclear. We believe our competitive strengths differentiate us from our competition globally, in part because we expect our technology to achieve clean, reliable, and low-cost power generation while we expect most of our competitors only achieve two of these three factors.
Traditional Baseload—According to the International Energy Agency (the "IEA"), approximately 72% of global generation capacity in 2020 was natural gas, coal, oil and large-scale nuclear. These technologies are highly reliable, cost-effective and dispatchable. However, with the exception of traditional large-scale nuclear, these resources are carbon-intensive, and we expect them to largely be replaced with carbon-free generation over time. Traditional natural gas power plants, while delivering lower carbon electricity than other fossil fuel feedstocks, are not viewed as a permanent solution by certain regulators and policymakers in light of concerns related to climate change. Instead, some view conventional natural gas as a bridge fuel until other sources of energy are available. Our technology combines the reliability of natural gas with the decarbonizing capabilities of carbon capture.
Advanced Nuclear—There are several advanced nuclear reactor technologies that are in various stages of development. These technologies are designed to be clean, safe and highly reliable. However, these technologies have not received regulatory approval in the U.S., and many of the technologies have not been demonstrated and generally do not have fuel supply infrastructure in existence. As of December 31, 2023, there is only one small modular reactor ("SMR") that has received a Standard Design Approval from the U.S. Nuclear Regulatory Commission, and while Standard Design Approvals are not required for SMR designs, alternative regulatory pathways for permitting and constructing SMRs also entail substantial uncertainties with respect to cost and timing.
Renewables—According to the IEA, approximately 28% of global generation capacity in 2020 was wind, solar, hydroelectric and other renewable power generation sources. Although these sources generate carbon-free power, wind and solar can be intermittent and non-dispatchable, unless paired with storage, and hydroelectric can be seasonal and, subject to curtailment. Additionally, since renewables are weather-dependent, we believe they are too unreliable to support certain end-use cases, including certain mission-critical applications or industrial applications that require extensive on-site, always-available power. Our technology allows for the reliability and low-cost nature of natural gas to remain intact while reducing carbon emissions arising from natural gas-fired generation of electricity.

Customers
Our potential customers include electric utilities, independent power producers, oil and gas companies, midstream companies, renewable energy companies, clean energy technology companies, and industrial facilities, both in domestic and international markets. Our end-markets can be broken down into three general categories: baseload generation, dispatchable generation, and industrial applications. Baseload generation includes the replacement of emitting fossil fuel-fired facilities or the installation of new clean baseload capacity. Some customers may deploy the facility to provide a reliable low-cost energy source to complement intermittent renewables, helping the grid reduce carbon emissions. Potential industrial customers, such as direct air capture facilities, steel facilities, chemical plants, and hydrogen production facilities, include those that have significant energy needs and goals to decarbonize. Our technology can provide the necessary clean, reliable electricity and heat energy to these facilities.
Partnerships
License Agreement with 8 Rivers
On August 7, 2014, we entered into a license agreement with 8 Rivers, pursuant to which 8 Rivers granted us perpetual, irrevocable worldwide rights under patents relating to the NET Power Cycle (which was invented by 8 Rivers), for the generation of electricity using CO2 as the primary working fluid. The license is exclusive in the field of utilizing any carbonaceous gas fuel other than those derived from certain solid fuel sources. 8 Rivers remains an investor in us.
License Agreement and Joint Development Agreement with Baker Hughes
On February 3, 2022, we entered into the Original JDA, which was amended and restated on December 13, 2022. Pursuant to this agreement, NPI is developing sCO2 turbo expanders for use in facilities implementing the NET Power Cycle. These turbo expanders are intended to be compatible with our existing technology and are highly specialized. We and NPI formed a Joint Design Committee to provide oversight and support for program schedule, equipment design and performance.
NPI will oversee the installation and commissioning of the first industrial scale combustor and turbo expander at the Demonstration Plant. A team of NPI specialists will be deployed at the site offering technical advice and conducting testing and validation processes. We intend to work with NPI to ensure the implementation and integration process occurs according to plan and any required personnel is trained properly.

In connection with the Original JDA, on February 3, 2022, NET Power entered into the BH License Agreement with NPT (the "BH License Agreement"), pursuant to which NPT and its affiliates will have limited exclusivity for manufacturing utility-scale turbo expanders and full exclusivity for industrial-scale units. We will own intellectual property developed by NPI related to the NET Power Cycle, and NPI can only sell the jointly developed turbo expanders to our licensees. We and NPI will market through a Joint Commercial Committee, leveraging Baker Hughes' global sales channels.

OLCV NET Power, LLC Investment
OXY invested in NET Power in 2019 and provides expertise in the CO2 value chain. OXY is expected to play a key role in the development and commercialization of the first utility-scale NET Power plant ("Serial Number 1") and will provide the host site for the project near Odessa, Texas.
Intellectual Property
As of December 31, 2023, our technology is supported by a portfolio of 447 issued patents (and 67 pending applications) that extends across more than 30 countries and six continents. These patent rights have been in-licensed from 8 Rivers pursuant to a 2014 license agreement which provides us with exclusive licensing, sublicensing and commercialization rights for natural gas and certain other fuel sources. Such patents extend through the mid-2030s. Protections are intended to provide coverage for integrated permutations of the patented technology as it expands as a platform and not simply a power generation concept. We also have trade secrets that may provide for an additional scope of protected and licensable rights extending beyond patent lifetimes.
Our intellectual property encompasses rights under patents related to the NET Power Cycle and trade secret information derived from the Demonstration Plant. Our registered trademarks include the NET Power logo and company name. We also have explicit company policy to protect our proprietary data through various classification, handling, and control systems.
Pursuant to the BH License Agreement, NPT and its affiliates will have limited exclusivity for manufacturing utility-scale turbo expanders and full exclusivity for industrial-scale units. We will own intellectual property developed by NPI related to the NET Power Cycle, and NPI can only sell the jointly developed turbo expanders to our licensees. The Amended and Restated JDA and the BH License Agreement include contractual obligations dictating the use of our intellectual property to preserve its integrity.
Our technology, including its use and incorporation in processes, plants, and components for use, is protected by certain intellectual property and contractual rights in the U.S. and various other countries of the world. We continually review our development efforts to assess the existence and patentability of our intellectual property. Our intellectual property continues to grow and expand, protecting iterative product design and development of our technology.
We rely upon a combination of patents, copyrights, trade secrets and trademark laws, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our proprietary rights. Patent protection was obtained shortly after the invention of our technology, providing protection for this one-of-a-kind natural gas cycle from its earliest stages.
Human Capital
As of December 31, 2023, we had 43 full-time employees and four contractors and on-site service employees. Our headquarters are located in Durham, North Carolina and we also anticipate opening a Houston office by the middle of 2024. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be positive.
Talent Acquisition and Retention
We support business growth by seeking to attract and retain best-in-class talent. We use internal and external resources to recruit highly skilled candidates for open positions. We provide employees with compensation packages that may include various components, such as base salary, annual incentive bonuses and long-term equity incentive awards. We also offer comprehensive employee benefits, such as life, disability and health insurance, vision and dental insurance, paid time off, and a 401(k) plan with an employer contribution. It is our intention to be an employer of choice in our industry by providing a market-competitive compensation and benefits package.
Training and Development
We believe in encouraging employees to become lifelong learners by providing ongoing learning and leadership training opportunities. While we strive to provide real-time recognition of employee performance, we have a formal annual review process designed to identify areas where training and development may be necessary or beneficial.

Diversity, Equity, Inclusion & Accessibility
We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, abilities and sexual orientations as well as education, skill sets and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility and training and resources.
Government Regulations
Energy Regulatory Matters
Electric power sales and markets in the U.S. are subject to extensive regulation at both the federal and state levels. Accordingly, NET Power's Demonstration Plant, which is located within the Electric Reliability Council of Texas ("ERCOT"), and other NET Power plants that NET Power may own in the future located in ERCOT and other jurisdictions within the U.S. are subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future ability to comply with, existing or future energy regulations or requirements. Compliance with the requirements under these various regulatory regimes may cause the applicable company to incur significant costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility or the imposition of liens, fines, or civil or criminal liability.
State regulators also regulate the rates that retail utilities can charge and the terms under which they serve retail (end-use) electric customers. Certain states also have authority to regulate mergers, acquisitions, financing, and securities issuances. State regulators may also review individual utilities’ electricity supply requirements and have oversight over the ability of traditional regulated utilities to pass through to their ratepayers the costs associated with power purchases from independent generators. Federal regulatory filings and authorizations generally are required for generation projects in the U.S. that sell energy wholesale and are connected to the interstate transmission grid. Furthermore, even when a particular energy business entity is subject to federal energy regulation, state and local approvals (such as siting and permitting approvals) are often required.
Federal Power Act
The Federal Power Act (the "FPA") provides the Federal Energy Regulatory Commission ("FERC") exclusive federal jurisdiction over the sale of electric energy at wholesale (that is, for resale) in interstate commerce and the transmission of electric energy in interstate commerce, including wholesale markets for electric energy, capacity, ancillary services, and transmission services. Section 205 of the FPA gives FERC jurisdiction includes, among other things, authority over the rates, charges, and other terms for the sale of electric energy, capacity, and ancillary services at wholesale by public utilities (entities that own or operate projects subject to FERC jurisdiction) and for transmission services. These rates may be based on a cost-of-service approach or may be determined on a market basis through competitive bidding or negotiation. As a result, a public utility must obtain FERC approval of its rates and charges and must make the associated, required filings to maintain the granted authority. To obtain authority to make sales at market-based rates, the public utility must demonstrate to FERC that it does not possess market power, as defined by FERC.
The FPA also provides FERC authority for the regulation of mergers, acquisitions, financings, and securities issuances involving entities subject to its jurisdiction. In certain cases, FERC approval may be required prior to entering into a transaction involving a public utility.
ISOs and RTOs
Generation projects also may be located in regions in which the bulk power transmission system and associated wholesale markets for electric energy, capacity, and ancillary services are administered by Independent System Operators ("ISOs") and Regional Transmission Organizations ("RTOs") that are subject to FERC jurisdiction and operate under FERC jurisdictional tariffs, including open access transmission tariffs, or, in the case of ERCOT, generation, and transmission tariffs and protocols that are regulated by the PUCT. These RTOs and ISOs prescribe rules and protocols for the terms of participation in the wholesale energy and ancillary services markets (and for certain RTOs and ISOs, capacity markets). Many of these entities can impose rules, restrictions, and terms of service that are regulatory in nature and may have a material adverse effect on business. For example, ISOs and RTOs have developed bid-based locational pricing rules for the electric energy markets that they administer. In addition, most ISOs and RTOs have also developed bidding, scheduling, and market behavior rules, both to curb the potential exercise of market power by electricity generating companies and to ensure certain market functions and system reliability. These rules, restrictions, and terms of service could change over time and could materially adversely affect a power plant's ability to sell, and the price received for, energy, capacity, and ancillary services.

Energy Policy Act of 2005
NET Power and its projects may also be subject to the mandatory reliability standards of the North American Electric Reliability Corporation (the "NERC"). In 2005, the U.S. federal government enacted the Energy Policy Act of 2005, which supplemented the FPA to vest FERC with authority to ensure the reliability of the bulk electric system. Such authority mandated that FERC assume both oversight and enforcement roles. Pursuant to this mandate, FERC certified the NERC as the nation's Electric Reliability Organization ("ERO") to develop and enforce mandatory reliability standards and requirements to address medium- and long-term reliability concerns. The NERC reliability standards are a series of requirements that relate to maintaining the reliability of the North American bulk electric system and cover a wide variety of topics, including physical security and cyber-security of critical assets, information protocols, frequency and voltage standards, testing, documentation, and outage management. If generation and transmission owners and operators that are part of the bulk electric system fail to comply with these standards, they could be subject to sanctions, including substantial monetary penalties. NERC and FERC also delegate these responsibilities to regional entities, such as Texas Reliability, Inc., which enforce both NERC and regional reliability standards.
Public Utility Holding Company Act of 2005
The Public Utility Holding Company Act of 2005 ("PUHCA") provides FERC and state regulatory commissions with access to the books and records of holding companies and other companies in holding company systems; it also provides for the review of certain costs. Companies like NET Power that are holding companies under PUHCA solely with respect to one or more Exempt Wholesale Generators or Qualifying Facilities are generally exempt from requirements which give FERC access to books and records.
State Utility Regulation
While federal law provides the utility regulatory framework for our project subsidiaries' sales of electric energy, capacity, and ancillary services at wholesale in interstate commerce, there are also important areas in which traditional public utilities fall under state jurisdiction. For example, the regulated electric utility buyers of electricity from our projects are generally required to seek state public utility commission approval for the pass-through in retail rates of costs associated with power purchase agreements entered into with a wholesale seller or seek approval for the siting and construction of a new power plant. Certain states also regulate the acquisition, divestiture, and transfer of some wholesale power projects and financing activities by the owners of such projects. In addition, states and other local agencies require a variety of environmental and other permits.
Texas
The Demonstration Plant is located in ERCOT. ERCOT is a largely self-contained market on a standalone grid with only approximately 1,100 MW of transfer capability through direct-current, asynchronous ties with the Southwest Power Pool, and the Comision Federal de Electricidad in Mexico. Therefore, in ERCOT, the wholesale electricity market is, for most purposes, considered to be intrastate commerce, and so its rules, as well as the provision of transmission and distribution service in Texas, generally remain regulated by the Public Utility Commission of Texas (the "PUCT").
The PUCT, with the help of ERCOT, regulates competitive market participants, including power generation companies (i.e., owners and operators of power plants that make sales into the wholesale electricity and ancillary services markets in ERCOT) and power marketers (i.e., entities that do not own power plants but make sales of electricity at wholesale). Such regulation includes oversight of operations (including imposing real-time telemetry and dispatch requirements, monitoring for market power abuses, and requiring emergency operations planning and weather preparedness), registration, reporting, and record-keeping requirements. The PUCT and ERCOT do not directly regulate wholesale or retail prices, except to monitor for potential market power abuses and anti-competitive behavior. The PUCT has authority to investigate and impose fines for violations of its enabling statute, the Public Utility Regulatory Act (Tex. Util. Code §§ 11.001-66.016), its rules (set out in Chapter 25 of Title 16 of the Texas Administrative Code), and of the ERCOT Protocols or other binding documents. Fines can be up to $25,000 per violation per day for most violations and up to $1,000,000 per violation per day for specific violations relating to weather-preparedness requirements.
Power generation companies also must seek pre-approval from the PUCT for proposed mergers, acquisitions, or other affiliations with other power generation companies in certain circumstances, pursuant to the Public Utilities Regulatory Act § 39.158.
The structure of the energy industry and its regulation in the U.S. is currently, and may continue to be, subject to change. We expect the laws and regulation applicable to our business and the energy industry generally to be in a state of transition for the foreseeable future. Changes in such laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.
Environmental Matters
Power plant operations are required to comply with various environmental, health, and safety ("EHS") laws and regulations. For NET Power plants in which we have an ownership interest, these existing and future laws and regulations may affect existing and new projects, require us to obtain and maintain permits and approvals, undergo environmental review processes, and implement EHS programs and procedures to monitor and control risks associated with the siting, construction, operation, and decommissioning of regulated or permitted energy assets, all of which involve a significant investment of time and resources.
We also incur costs in the ordinary course of business to comply with these laws, regulations, and permit requirements. EHS laws and regulations frequently change, and often become more stringent or subject to more stringent interpretation or enforcement over time. Such changes in EHS laws and regulations, or the interpretation or enforcement thereof, could require us to incur materially higher costs, or cause a costly interruption of operations due to delays in obtaining new or amended permits.
The failure of our project operations to comply with EHS laws and regulations, and permit requirements, may result in administrative, civil, and criminal penalties, imposition of investigatory, cleanup, and site restoration costs and liens, denial or revocation of permits or other authorizations, and issuance of injunctions to limit, suspend, or cease operations.
In addition, claims by third parties for damages to persons or property, or for injunctive relief, have been brought in the past against owners and operators of projects similar to the projects we will own and operate, as a result of alleged EHS effects associated with such projects, and we expect such claims may be brought against us in the future.
Environmental Regulation
To construct and operate our projects, we are required to obtain from federal, state, and local governmental authorities a range of environmental permits and other approvals, including those described below. In addition to being subject to these regulatory requirements, we or similar projects have experienced and/or may experience significant opposition from third parties during the permit application process or in subsequent permit appeal proceedings.
•Clean Water Act. In some cases, our projects may be located near wetlands and we will be required to obtain permits under the federal Clean Water Act from the U.S. Army Corps of Engineers (the "Army Corps") for the discharge of dredged or fill material into waters of the U.S., including wetlands and streams. The Army Corps may also require us to mitigate any loss of wetland functions and values that accompanies our activities. In addition, we are required to obtain permits under the federal Clean Water Act for water discharges, such as storm water runoff associated with construction activities, and to follow a variety of best management practices to ensure that water quality is protected and effects are minimized.
•Bureau of Land Management ("BLM") Right-of-Way Grants. Our projects may be located, or partially located, on lands administered by the BLM. Therefore, we may be required to obtain and maintain BLM right-of-way grants for access to, or operations on, such lands. Obtaining and maintaining a grant requires that the project conduct environmental reviews (discussed below) and implement a plan of development and demonstrate compliance with the plan to protect the environment, including potentially expensive measures to protect biological, archaeological, and cultural resources encountered on the grant.
•Environmental Reviews. Our projects may be subject to federal, state, or local environmental reviews, including under the federal National Environmental Policy Act ("NEPA"), which requires federal agencies to evaluate the environmental effects of all major federal actions affecting the quality of the human environment. The granting of a land lease, a right-of-way grant, a federal permit, or similar authorization for a major pre-construction project, or the interconnection of a significant private project into a federal project, generally is considered a major federal action that requires review under NEPA. As part of the NEPA review, the federal agency considers a broad array of environmental effects, including effects on air quality, water quality, wildlife, historical and archaeological resources, geology, socioeconomics, aesthetics, and alternatives to the project. The NEPA review process, especially if it involves preparing a full Environmental Impact Statement, can be time-consuming and expensive. A federal agency may decide to deny a permit based on its environmental review under NEPA, though in most cases a project would be redesigned to reduce effects or we would agree to provide some form of mitigation to offset effects before a denial is issued. Such measures are often implemented to occur during the operational phase and may compromise or even require temporary cessation of operations under certain conditions such as seasonal migrations. As noted above and discussed more fully below, our projects may be subject to similar environmental review requirements at the state and local level in jurisdictions with NEPA equivalents.
•Threatened, Endangered and Protected Species. Federal agencies considering the permit applications for our projects are required to consult with the U.S. Fish and Wildlife Service (the "USFWS") to consider the effect on potentially affected endangered and threatened species and their habitats under the federal Endangered Species Act and related statutes, which prohibit and impose stringent penalties for harming endangered or threatened species and their habitats. We may also be required to obtain permits from the USFWS and state agencies authorizing the incidental take of certain protected species. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures that may adversely impact our business or operations.
•Historic Preservation. State and federal agencies may be required to consider a project's effect on historical or archaeological and cultural resources under the federal National Historic Preservation Act or similar state laws and may require us to conduct archaeological surveys or take other measures to protect such resources. Among other things, the National Historic Preservation Act requires federal agencies to evaluate the effect of all federally funded or permitted projects on historic properties (buildings, archaeological sites, etc.) through a process known as Section 106 review. Ongoing monitoring, mitigation activities, or financial compensation may be required as a condition of conducting project operations.
•Clean Air Act. Certain project operations may be subject to federal, state, or local permit requirements under the Clean Air Act, which regulates the emission of air pollutants, including greenhouse gases. Federal and state regulators have developed, and continue to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits.
•Climate Change. Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of greenhouse gases, with the reduction of greenhouse gases from the energy sector being a key focus. In the U.S., the Biden Administration has demonstrated a willingness to pursue new climate change legislation, executive actions or other regulatory initiatives to limit greenhouse gas emissions. For example, the $1 trillion legislative infrastructure package endorsed by President Biden in 2021 included climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. The IRA also provided significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. Further, under the Biden Administration, the U.S. has rejoined the Paris Agreement treaty on climate change, made a commitment under the Paris Agreement to cut U.S. greenhouse gas emissions by 50-52 percent from 2005 levels by 2030, and participated in the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the 26th United Nations Conference of the Parties, over 150 countries have joined the pledge. At the 27th Conference of the Parties, President Biden announced the EPA's supplemental proposed rule to reduce methane emissions from existing oil and gas sources and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties, member countries agreed to the first "global stocktake," which calls on countries to contribute to global efforts, including a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030, accelerating efforts towards the phase-down of unabated coal power, phasing out inefficient fossil fuel subsidies, and transitioning away from fossil fuels in energy systems. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing greenhouse gas emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels. We are committed to a clean energy future and we believe our business is well-positioned to benefit from growing regulatory and policy support for decarbonization. However, the adoption and implementation of any international, federal, or state legislation, regulations or other regulatory initiatives that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs. In addition, increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events. If any such effects were to occur, they could have an adverse effect on the construction and operation of our renewable energy projects. In addition, in March 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. As drafted, the proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies.
•Underground Injection and Carbon Sequestration. In certain cases, we may be responsible for the underground injection of CO2 for long-term carbon sequestration. Such injection is regulated by the federal Safe Drinking Water Act and similar state laws, which ensure the quality of the nation's public drinking water through adoption of drinking water standards and the regulation of underground injection of fluids to protect drinking water sources. Such injection may require us to secure permits for the injection activity, which may be costly, time-consuming, and subject to opposition by third parties. Additionally, for long-term carbon sequestration, we will need to control the underground pore-space where carbon is to be stored, which will require legally securing the necessary real property rights for such storage. In some states and other jurisdictions, the legal requirements for pore-space ownership are unsettled and evolving, and there may be conflicts between mineral owners and landowners as to who has the right to use pore-space. If one of our projects is proposed in a jurisdiction with unsettled law, that could have an adverse effect on our ability to operate the project or to properly sequester carbon and may give rise to future liability regarding the sequestered carbon.
•Health and Safety. We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees in the workplace. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Comprehensive Environmental Response, Compensation and Liability Act, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in the construction, operation, and maintenance of our projects.
•Local Regulations. Our project operations are subject to local environmental and land use requirements, including county and municipal land use, zoning, building, water use, and transportation requirements. Permitting at the local municipal or county level often consists of obtaining a special use or conditional use permit under a land use ordinance or code, or, in some cases, rezoning in connection with the project. Obtaining or maintaining a permit often requires us to demonstrate that the project will conform to development standards specified under the ordinance so that the project is compatible with existing land uses and protects natural and human environments. Local or state regulatory agencies may require modeling, testing, and, where applicable, ongoing mitigation of sound levels, radar, and other microwave interference, or shadow flicker in connection with the permitting and approval process. Local or state agencies also may require decommissioning plans and the establishment of financial assurance mechanisms for carrying out the decommissioning plan.
•Other State and Local Programs. In addition to the federal requirements discussed above, our current projects, and any future projects, are subject to a variety of state environmental review and permitting requirements. Many states where our projects are or may be located have laws that require state agencies to evaluate a broad array of environmental effects before granting state permits. The state environmental review process often resembles the federal NEPA process and may be more stringent than the federal review. Our projects also often require state law-based permits in addition to federal permits. State agencies evaluate similar issues as federal agencies, including a project's effect on wildlife, historic sites, aesthetics, wetlands and water resources, agricultural operations, and scenic areas. States may impose different or additional monitoring or mitigation requirements than federal agencies.
Additional approvals may also be required for specific aspects of a project, such as a stream or wetland crossing, effects to designated significant wildlife habitats, storm water management, and highway department authorizations for oversize loads and state road closings during construction. Permitting requirements related to transmission lines may be required in certain cases.

Finally, to the extent a project is located on Native American lands, such projects may be subject to a variety of environmental permitting and review requirements that are similar to, and potentially more stringent than, those arising under equivalent federal, state, and local laws, including those relating to the protection of cultural, historic, and religious resources.
Management, Disposal, and Remediation of Hazardous Substances
Real property that we own or lease for our projects may be subject to federal, state, and local requirements regarding the storage, use, transportation, and disposal of petroleum products and toxic or hazardous substances, including spill prevention, control, and counter-measure requirements. Project properties and materials stored or disposed thereon may be subject to the federal Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act, and analogous state laws. If our owned or leased properties are contaminated, whether during or prior to our ownership or operation, we could be responsible for the costs of investigation and cleanup and for any related liabilities, including claims for damage to property, persons, or natural resources. That responsibility may arise even if we were not at fault and did not cause or were not aware of the contamination. In addition, the waste we generate is at times sent to third-party disposal facilities. If those facilities become contaminated, we and any other persons who arranged for the disposal or treatment of hazardous substances at those sites may be jointly and severally responsible for the costs of investigation and remediation as well as for any claims for damage to third parties, their property, or natural resources. We may incur significant costs in the future if we become responsible for the investigation or remediation of hazardous substances at our owned or leased properties or at third-party disposal facilities.
Government Incentives
U.S. federal, state, and local governments and utilities have established various incentives to support the development of emissions reductions technologies. Set forth below is a summary of various programs and incentives that we expect will apply to our business.
The global regulatory landscape surrounding carbon capture, utilization and sequestration ("CCUS") has considerably improved in recent years. In the U.S., the passage of the BIL/IIJA in November 2021 and the IRA in August 2022 introduced and bolstered government incentives for emissions reduction technologies such as the NET Power Cycle.
Tax Credits
45Q Tax Credit. The 45Q federal tax credit, first enacted in 2008 as a part of the Energy Improvement and Extension Act, provides an incentive to capture CO2. 45Q initially provided $20/metric ton for carbon sequestration and $10/metric ton for EOR. Following the passage of the IRA in August 2022, these tax credits increased for both permanent geological carbon sequestration and EOR to $85/metric ton and $60/metric ton, respectively. These tax credits can be monetized through a fully refundable direct payment or transferred to a third-party in exchange for cash payment. The deadline to commence construction is January 1, 2033 to qualify for the tax credit, and eligible facilities like NET Power plants can claim the tax credit for up to 12 years. As of February 2024, the Internal Revenue Service (the "IRS") within the U.S. Department of Treasury is working to issue additional guidance to further implement the 45Q tax credit.
Grants and Government Funding
U.S. Department of Energy. The DOE oversees U.S. national energy policy, funds large infrastructure projects, and administers research funding across the industry. In fiscal year 2023, the DOE had a total budget of approximately $45 billion with $17 billion dedicated to energy programs. Within energy programs, the budget of Fossil Energy and Carbon Management was over $890 million, and includes specific allocations to Carbon Capture, Utilization, and Storage and Power Systems. DOE's fiscal year 2024 budget is still pending final congressional action, but has been so far maintained at 2023 levels through continuing resolutions.
Other Government Funding. Multiple pools of government capital are potentially available to aid in de-risk financing for early movers using our technology. The EU Innovation Fund, European Commission Transition Fund, Invest EU fund, and Catalyst EU programs all offer incentivized opportunities. Additionally, the UK BEIS Net Zero Portfolio and the Industrial Strategy Challenge Fund also offer potential financial support.
Regulatory Standards

Air Pollution Control. Under the U.S. Clean Air Act, the U.S. Environmental Protection Agency (the “EPA”) maintains standards for the regulation of criteria pollutants and greenhouse gas emissions from existing and planned power plants to protect air quality and address climate change, respectively. Criteria air pollutants include ground level ozone, particulate matter, carbon monoxide, lead, sulfur dioxide, and nitrogen dioxide.

In addition, Sections 111(b) and (d) of the Clean Air Act require the EPA to regulate the emission of greenhouse gases from industrial sectors, including the power generation sector, which entails establishing standards based on the “best system of emission reduction” for such facilities. In May 2023, the EPA proposed New Source Performance Standards ("NSPS") for Greenhouse Gas Emissions from New, Modified, and Reconstructed Fossil Fuel-Fired Electric Generating Units. On May 11, 2023, the EPA issued proposed carbon emission limits and guidelines for new, modified, reconstructed and existing "fossil fuel"-fired (i.e., coal, oil and gas-fired) power plants. If enacted, the proposed emission limits aim to avoid up to 617 million metric tons of total CO2 through 2042, a sizable increase from the reduction of 11 million short tons projected by 2030 under the Affordable Clean Energy Rule. The final rule is expected to be published in 2024 and also subject to legal challenges when finalized.

Regarding requirements both for the control of criteria air pollutants and greenhouse gas emissions, we believe the NET Power Cycle offers customers a distinct advantage over competitors because of the low level of pollutants that result from the operation of the NET Power Cycle relative to conventional gas-fired electricity generation and the reuse and capture of carbon dioxide inherent to the design of the NET Power Cycle.
Available Information
Our website address is www.netpower.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. Information contained or connected to our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

Item 1A. Risk Factors

The section below discusses the most significant risk factors that may materially adversely affect our business, results of operations and financial condition.
Risks Related to Our Business and Our Industry
We have incurred significant losses since inception, we anticipate that we will continue to incur losses in the future, and we may not be able to achieve or maintain profitability.
NET Power has historically incurred significant losses and experienced negative cash flows since inception, including net losses of $43.1 million for the period from June 8, 2023 through December 31, 2023 (Successor), $34.2 million for the period from January 1, 2023 through June 7, 2023 (Predecessor) and $54.8 million for the year ended December 31, 2022 (Predecessor). We have not generated any material revenue, but we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to complete our first commercial plant deployment and begin licensing the NET Power Cycle and we may not be able to accomplish either of these milestones on our anticipated timetable, if at all. We have not yet commercialized the NET Power Cycle and may never do so successfully, and, as a result, it is difficult for us to predict our future operating results. Our losses may be larger than anticipated, and we may not achieve profitability according to our expected timeline or at all; even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to continue to increase over the next several years as we begin to commercialize the NET Power Cycle, continue to refine and streamline our technology, make technical improvements, hire additional employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue, profits or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flows or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business and financial condition.

We may be unable to manage our future growth effectively, and such inability could make it difficult to execute our business strategy.
If our operations grow as planned, we may need to expand our sales and marketing, research and development and supply and manufacturing functions, and there is no guarantee that we will be able to scale the business and the sale of licenses as planned. We have relied heavily on key partnerships to date, and there is no guarantee that we will be able to maintain these relationships or find additional suitable partners in the future, and as such we may have difficulty commercializing our technology or broadening our internal capabilities.
Any failure to effectively incorporate updates to the design, construction and operations of power plants using the NET Power Cycle to ensure cost competitiveness could reduce the marketability of the NET Power Cycle and has the potential to impact deployment schedules. Updating the design, construction and operations of such power plants will be necessary to ensure their competitiveness and attractiveness in the market, particularly in the U.S., where the price of power is generally lower than in other countries. If we are not able to achieve and maintain cost competitiveness in the U.S. or elsewhere, our business could be materially and adversely affected.
Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees and delays in production and launches. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.
We face significant barriers in our attempts to deploy our technology and may not be able to successfully develop our technology. If we cannot successfully overcome those barriers, it could adversely impact our business and operations.
The technology behind the NET Power Cycle is very complex, and, while we successfully achieved grid synchronization with our test facility, we have not yet built any commercial facilities and may face significant barriers in continuing to operate our test facility, developing and commercializing Serial Number 1 and developing and commercializing subsequent facilities. The NET Power Cycle has yet to be integrated with a combustion system and turbine operating coincidentally at target temperature and pressure. We are reliant on NPI to successfully deliver a turbo expander that can meet these conditions to support commercial initiatives. Furthermore, project execution risks associated with deployment of a nascent technology include, but are not limited to, supply chain management, schedule compliance, general EPC competence, commissioning and startup tuning. If we are unable to successfully develop our technology, this would materially adversely affect our business and we may be forced to cease operations.
The technology we are developing will rely on complex machinery for its operation, and deployment involves a significant degree of risk and uncertainty in terms of operational performance and costs.
The NET Power Cycle relies heavily on complex machinery and involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our test facility consists of, and our future NET Power plants are expected to consist of, large-scale machinery combining many components. These manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, and such repairs and spare parts may not be available when needed. If there are delays in the development and manufacturing of our technology by our partners or third-party suppliers, it may adversely impact our business and financial condition.
Unexpected malfunctions of the plant components may significantly affect our intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, supply chain issues, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, war, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material and adverse effect on our business, results of operations, cash flows, financial condition or prospects.

If we, our partners or our third-party suppliers experience any delays in the development and manufacturing of turbo expanders, heat exchangers and other implementing technology, our business and financial condition may be adversely impacted.
We have previously experienced, and it is possible that we may experience in the future, delays and other complications from our partners and third-party suppliers in the development and manufacturing of turbo expanders, heat exchangers, air separation units and other implementing technology required for deploying the NET Power Cycle. We have in the past faced a number of delays relating to the NET Power Cycle; for example, we had to obtain a redesigned rotor following synchronization, our recuperative heat exchanger train underwent modifications to meet welding specifications necessary for improved strength associated with nickel material portions, and we changed sealing materials compatible with the plant process chemistry for the remaining balance of the plant associated with compressors and pumps. Any disruption or delay in the development or supply of such components and technology could result in the delay or other complication in the design, manufacture, production and delivery of our technology that could prevent us from commercializing the NET Power Cycle according to our planned timeline and scale. If delays like this recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing activities, supply of components from third parties or design and safety, we could experience issues or delays in commencing or sustaining our commercial operations.
If we encounter difficulties in scaling our production and delivery capabilities, if we fail to develop and successfully commercialize our technologies, if we fail to develop such technologies before our competitors or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, reputation and financial condition could be materially and adversely impacted.
We, our licensees, and our partners may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are higher than anticipated, and such inability or increased costs could delay the deployment of our technology and negatively impact our business.
We, our licensees, and our partners rely on third-party suppliers for components and materials used to develop, and eventually commercialize, the NET Power Cycle. Any disruption or delay in the supply of components or materials by our key third-party suppliers or pricing volatility of such components or materials could temporarily disrupt production of our components or materials until an alternative supplier is able to supply the required material. In such circumstances, we may experience prolonged delays, which may materially and adversely affect our results of operations, financial condition and prospects.
We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Our business depends on the continued supply to us and to our licensees of certain proprietary materials. We are exposed to multiple risks relating to the availability and pricing of such materials and components. Substantial increases in the prices for our raw materials or components would increase our operating costs and the operating costs of our licensees, either of which could materially impact our financial condition.
Currency fluctuations, inflation, trade barriers, extreme weather (which may be influenced by climate change), war, tariffs, pandemics, or shortages and other general economic or political conditions may limit our ability or our licensees' ability to obtain key components or significantly increase freight charges, raw material costs and other expenses associated with our business and our licensees' business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.
Our deployment plans rely on the development and supply of turbomachinery and process equipment by NPI pursuant to a joint development agreement. We and NPI may not be able to commercialize technology developed under our joint development relationship. If NPI fails to commercialize such equipment, or such equipment fails to perform as expected, our ability to develop, market and license our technology could be harmed.
In February 2022, we entered into a strategic exclusive partnership with NPI pursuant to the Original JDA, which was amended and restated by the Amended and Restated JDA on December 13, 2022, pursuant to which NPI is developing sCO2 turbo expanders for use in facilities implementing the NET Power Cycle. These turbo expanders are intended to be compatible with our existing technology, and as such, they are highly specialized and difficult to design. We expect these turbo expanders, as well as other critical technology such as our heat exchangers, to be vital to the success of Serial Number 1, other future commercial-scale facilities and our licensing operations, and as such, any delay in their development or manufacture would likely adversely impact our business and financial condition.

There can be no assurance that we will be able to maintain or further our relationship with NPI and/or that NPI will be successful in developing a turbo expander that successfully integrates with our other technology. Our relationship with NPI is subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:
•our interests may diverge from those of NPI, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing or nature of further investments in our joint development;
•our control over NPI's operations is limited;
•the terms of our arrangement under the Amended and Restated JDA with NPI may turn out to be unfavorable to us;
•provisions of the joint development agreement could give rise to disputes regarding the rights and obligations of the parties, potentially leading to termination of the agreement, delays in development or commercialization of the turbo expander, or litigation or arbitration; or
•changes in tax, legal or regulatory requirements may necessitate changes to our arrangement under the joint development agreement.
If our strategic relationship with NPI is ultimately unsuccessful or less successful than anticipated, our business, results of operations or financial condition may be materially adversely affected. Any such lack of success could also reduce our ability to secure collaboration agreements in the future or impair our relationships with other existing collaborators.
Our commercialization strategy relies heavily on our relationship with Baker Hughes, OXY and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate, and any such divergent interests or inability to replace could adversely impact our business and financial condition.
We are, and for a period of time will be, substantially reliant on our relationship with Baker Hughes, OXY and other strategic investors and strategic partners to develop and commercialize the NET Power Cycle. We are also reliant on our license agreement with 8 Rivers for the in-license of the core technology of the NET Power Cycle. Our strategic partners may have interests that diverge from our interests, and that may hinder our ability to license our technology to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building power plants and complex machinery. We may also need to locate alternative sources of intellectual property rights enabling us to carry out our operations and to avoid infringing previously licensed intellectual property, and we may be unsuccessful in securing such new licenses or unsuccessful in finding suitable alternatives that would not infringe previously licensed intellectual property. The loss of any such relationships, if not adequately replaced, could substantially hinder or prevent our ability to commercialize our technology and adversely affect our business, financial condition and future prospects.
Our partners have not yet completed development of, and finalized schedules for, delivery of key process equipment to customers, and any setbacks we may experience leading up to our first commercial delivery and other demonstration and commercial missions could have material adverse effects on our business, financial condition and results of operations and could harm our reputation.
The success of our business will depend on our ability to successfully license our technology to customers on-time and on-budget at guaranteed performance levels, and such success would tend to establish greater confidence in our subsequent customers. Our partners have not yet completed development of and finalized schedules for delivery to customers of key process equipment, including turbo expanders, sCO2 combustors, primary recuperative heat exchangers, and air separation units. There is no guarantee that our planned commercialization efforts will be successful. There can be no assurance that we will not experience operational or process failures and other problems during our first commercial deployments. Any failures or setbacks, particularly on our first commercial ventures, could harm our reputation and have a material adverse effect on our business and financial condition.
Any actual or perceived safety or reliability issues may result in significant reputational harm to our business, in addition to tort liability and other costs that may arise. Such issues could result in delaying or canceling planned licenses, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents or mechanical failures could have a material adverse effect on our business and financial condition.
We may pursue the development of NET Power plants through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interest in the joint ventures.
We may seek to enter into joint ventures to fund the construction and development of NET Power plants and other endeavors related to NET Power plants. Joint venture arrangements may restrict our operational and financial flexibility. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may have little or partial control over, and our joint venture partners may not satisfy their obligations to the joint venture.
Lack of availability or increased costs of component raw materials may affect manufacturing processes for plant equipment and increase our overall costs or those of our licensees.
Recent global supply chain disruptions have increasingly affected both the availability and cost of raw materials, component manufacturing and deliveries. These disruptions have resulted in, and may continue to result in, delays in equipment deliveries and cost escalations that adversely impact our ability to develop and commercialize the NET Power Cycle.
Our processes are reliant on certain supply, including natural gas, and the profitability of our processes will be dependent on the price of such supply. The increased cost of natural gas and other raw materials, in isolation or relative to other energy sources, may adversely affect the potential profitability and cost effectiveness of our processes.
We intend to license the NET Power Cycle for the generation of electrical power using natural gas. Accordingly, the prices we eventually receive for our licenses will likely be tied to the prevailing market prices of natural gas. Historically, the price of natural gas has been volatile, and this volatility may continue to increase in the future. Factors that may cause volatility in the prices of natural gas include, among others, (i) changes in supply and availability of natural gas; (ii) governmental regulations; (iii) inventory levels; (iv) consumer demand; (v) price and availability of alternatives; (vi) weather conditions; (vii) negative publicity about natural gas; (viii) production or transportation techniques and methods; (ix) macro-economic environment and political conditions, including the conflict between Ukraine and Russia; (x) transportation costs; and (xi) the price of foreign imports. We expect that natural gas prices will remain volatile for the near future because of these and other factors. High natural gas prices in isolation or relative to other energy sources are likely to adversely affect the demand for the NET Power Cycle and our potential profitability and cost effectiveness. The prices we receive for our licenses depend on numerous factors beyond our control, including, but not limited to, the following:
•changes in global supply of, and demand for, natural gas;
•worldwide and regional economic conditions impacting the global supply and demand for natural gas;
•social unrest, political instability or armed conflict in major natural gas producing regions outside the U.S., such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
•the ability and willingness of the Organization of the Petroleum Exporting Countries and allied producers (known as OPEC+) to agree and maintain oil price and production controls;
•the price and quantity of imports of foreign natural gas;
•governmental, scientific, and public concern over the threat of climate change arising from greenhouse gas emissions;
•the level of global natural gas exploration and production;
•the level of global natural gas inventories;
•localized supply and demand fundamentals of regional, domestic and international transportation availability;
•weather conditions, natural disasters and seasonal trends;
•domestic and foreign governmental regulations, including embargoes, sanctions, tariffs and environmental regulations;

•speculation as to the future price of natural gas and the speculative trading of natural gas futures contracts;
•technological advances affecting energy consumption;
•increasing attention to environmental, social and governance ("ESG") matters; and
•the price, availability and use of alternative fuels and energy sources.
While Russia’s invasion of Ukraine and its contribution to the volatility in the price of natural gas could impact demand for the NET Power Cycle, we have not yet been affected by such volatility in a materially adverse manner.
Manufacturing and transportation of key equipment may be dependent on open global supply chains. Supply chain issues could negatively impact deployment schedules.
Our customers and the projects they develop will be reliant on equipment supplied by a core group of key global suppliers, generally including, but not limited to, air separation units, heat exchangers, control systems, piping, valves, fabricated modules and rotating turbomachinery. Recent global supply chain disruptions have increasingly affected both the availability and cost of raw materials, component manufacturing and deliveries. These disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business. While we expect to take steps to minimize the impact of these increased costs by working closely with our suppliers and customers, global supply chain disruption may deteriorate and such disruption compounded by increasing inflation could adversely affect our business, financial condition, results of operations and cash flows. Moreover, any material disruption in the supply chain could delay our commercialization efforts, potentially causing us to delay the launch of Serial Number 1 and of subsequent commercial plants later than expected or to begin licensing our technology later than expected.
Suppliers of key equipment to our customers may not be able to scale to the production levels necessary to meet the anticipated growth in demand for our technology, and such inability could negatively impact our business and financial plan.
We do not have manufacturing assets and our future licensees may not have manufacturing assets, and thus we rely, and our future licensees may rely, on third-party manufacturers to build licensed power plants and associated equipment. Moreover, we and our licensees are dependent on future supplier capability to meet production demands attendant to our forecasts. If suppliers of key equipment to our customers cannot meet the level of supply and schedule demands of such customers after we achieve commercialization, our revenues could be materially impacted, which would impact our operations and profitability.
Manufacturing and construction issues not identified prior to design finalization, long-lead procurement and/or module fabrication could potentially be realized during production, fabrication or construction and may impact plant deployment cost and schedule, and such impact could adversely impact our business.
The NET Power Cycle design will be actively managed through design reviews, prototyping, involvement of external partners and application of industry lessons, but we could still fail to identify latent manufacturing and construction issues early enough to avoid negative effects on production, fabrication, construction or ultimate performance of our technology, licenses or plants. Where these issues arise at such later stages of deployment, plant deployment could be subject to greater costs or be significantly delayed, and such delay could materially and adversely affect our business.
Our Demonstration Plant and future facilities and operations could be damaged or otherwise adversely affected as a result of natural disasters and other catastrophic events, and such adverse effects would negatively impact our ability to develop key process equipment and technologies within our anticipated timeline and budget.
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy and, thus, could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters (including those associated with climate change, such as floods, droughts and severe storms), fire, power shortages, civil unrest, war, pandemics, acts of terrorism and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters and other events could also make it difficult or impossible for us to continue operations and could decrease demand for our platform.
In addition, our test facility is located in La Porte, Texas, which is prone to natural disasters, such as severe weather, making our business particularly susceptible to natural disasters and other catastrophic events in those areas. Our test facility and future facilities could be harmed or rendered inoperable, or our other assets could be damaged or destroyed, by natural or manmade disasters, including severe weather, flooding, power outages, earthquakes and contamination, and such damage or destruction may render it difficult or impossible for us to operate our business for some period of time. The inability to operate our test facility — for even a short period of time — may harm our reputation and result in a delay in our commercialization schedule, and such reputational harm or delay would have a material adverse effect on our financial condition and operating results.
If we cannot extend the lease for our Demonstration Plant, which is currently set to expire in 2025, then we may need to remove, rebuild and relocate our equipment to a suitable facility elsewhere and resume development activities thereafter, which could represent a significant expense to us and have a material adverse effect on our business and results of operations.
We lease the land where the Demonstration Plant is located from Air Liquide Large Industries U.S. LP ("Air Liquide") under a lease that is set to expire on July 1, 2025. The NET Power Cycle was first demonstrated at the Demonstration Plant, and we continue to conduct development activities at this site, which are expected to continue beyond July 1, 2025. If we are unable to renew the lease for the Demonstration Plant with Air Liquide on acceptable terms or at all, then we may need to relocate an alternate facility that meets the specifications required for our Demonstration Plant and rebuild our Demonstration Plant at such location. During this time, we may also be required to discontinue our development activities ongoing at the Demonstration Plant. Furthermore, the costs of rebuilding and relocating the facility could be significant, which could have a material adverse effect on our business and results of operations.
Our Demonstration Plant has not yet overcome all power loads to provide net positive power delivery to the commercial grid during its operation. If initial commercial plants using the NET Power Cycle are unable to efficiently provide a net power output to the commercial grid, it will negatively impact our business.
Our Demonstration Plant successfully generated electric power while synchronized to the grid, but it has not yet overcome all facility auxiliary power loads (pumps, compressors, etc.) to provide net positive power delivery to the commercial grid during its operation. If initial commercial power plants are unable to efficiently provide net power output to the commercial grid using the NET Power Cycle, this could harm our business, results of operation and reputation.
We may encounter difficulty in attracting licensees prior to the deployment of an initial full-scale commercial plant. If we cannot successfully overcome the barriers to deploying a first full-scale plant, our business will be negatively impacted and could fail.
Until we have completed the deployment of Serial Number 1 and, potentially, until we have completed deployment of one or more additional commercial plants, we may encounter difficulty attracting licensees. We expect revenues from licensing the NET Power Cycle to be vital to reaching and sustaining profitability, but until potential customers have seen a plant successfully implement the NET Power Cycle, they may decide to wait to purchase a license or forgo purchasing a license altogether. There is no guarantee that we will be able to attract any licensees in our desired price range, or at all prior to our initial deployment or that our initial deployment efforts will be timely or successful enough to attract licensees. If we cannot attract licensees and earn licensing revenue, we may experience delays in our commercial plant deployments and may otherwise suffer harm to our business, results of operations and reputation.
We expect a consortium led by NET Power to undertake the first commercial plant deployment to establish our technology. Such a deployment will require significant capital expenditures, and, depending on availability of capital, including grants, could require substantial capital investment from us and our partners. If we cannot establish a first commercial-scale plant, our business could fail.
Our ability to find third parties willing to partner with us to launch Serial Number 1 is vital to our future success. This deployment is expected to be very expensive, require significant capital, and be time consuming. If we cannot find suitable third parties to partner with us, we may not be able to launch Serial Number 1. We may seek DOE LPO Title XVII project funding. In furtherance of this possibility, we have submitted a Title XVII Part I LPO application in support of such funding, and we have been invited to submit a Part II application. However, the DOE advises that an invitation to submit a Part II application is not an assurance that DOE will invite the Company into the due diligence and term sheet negotiation process, that DOE will offer a term sheet to the Company or that the terms and conditions of a loan guarantee will be consistent with terms proposed by the Company. The foregoing matters are wholly dependent on the results of the DOE's review and evaluation of the Part II application, and determination whether to proceed. If we are unable to bring Serial Number 1 to market, or launch other commercial plant deployments, our ability to create stockholder value will be limited, and our business could fail.

Our future growth and success depend on our ability to license to customers and their ability to secure suitable sites. We have not yet entered into a binding contract with a customer to license the NET Power Cycle, and we may not be able to do so.
The future growth of our business depends on our ability to license the NET Power Cycle and to expand our sales geographically. The NET Power Cycle has never been utilized on a full-scale commercial basis. All tests conducted to date with respect to the technology have been performed at our Demonstration Plant, and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. It will be difficult to demonstrate the value in our technology to licensees until we have deployed a successful full-scale commercial plant, as discussed under "— We may encounter difficulty in attracting licensees prior to the deployment of an initial full-scale commercial plant. If we cannot successfully overcome the barriers to deploying a first full-scale plant, our business will be negatively impacted and could fail." We have not yet entered into a binding contract with a customer to license the NET Power Cycle, and we may not be able to do so on acceptable terms or at all. Even if we do enter into agreements with licensees, such licensees might be unable to find suitable sites for building their own power plants. If we are unable to successfully enter into agreements with a sufficient number of licensees, it may adversely impact our business and results of operations.
We may not be able to accurately estimate the future demand for our technology, and such inability could result in a variety of inefficiencies in our business and could hinder our ability to generate revenue. If we fail to accurately predict market demand, we could incur additional costs or experience delays, adversely impacting our business and financial condition.
Our business requires us to estimate future market demand for electricity and for licenses for our technology. We may be adversely affected to the extent that we overestimate or underestimate such demand.
Our future success hinges on how many licenses for our technology we are able to sell. We have already incurred and expect to continue to incur significant expenses in connection with developing our technology, and we do not expect the amount of expenses incurred to vary significantly as we increase or decrease the number of licenses sold. As such, our profitability with respect to our licenses will likely depend entirely on the demand for such licenses, and, if we cannot sell enough licenses, the expenses incurred in connection with such licenses will be sunk costs. Thus, it is imperative that we accurately estimate the demand for such licenses. However, there is no guarantee that our current estimates, or any future estimates, will prove accurate, especially if competitors develop similar technology and compete for our target licensees or if the general landscape of the natural gas industry shifts in an unfavorable direction. If we cannot accurately estimate future demand for our licenses, our business and financial condition could be materially adversely impacted.
Our ability to market our technology depends on numerous factors beyond our control, the effect of which cannot be accurately predicted or anticipated. Some of these factors include, without limitation, the availability of domestic and foreign natural gas production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of U.S. federal and state regulation of production, refining, transportation and sales and general national and worldwide economic conditions.
We are highly dependent on our senior management team, key employees and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy and our ability to compete may be harmed.
Our success depends, in significant part, on continuing to attract and retain highly qualified talent, retaining the services of our senior management team and our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including, but not limited to, engineers, manufacturing and quality assurance, finance, marketing and sales personnel. Our senior management team has extensive experience in the energy and manufacturing industries, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team for any reason, including resignation or retirement, could impair our ability to execute our business strategy and could have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel with experience necessary to fill the applicable senior management position or positions.
Conflicts of interest may arise because several directors on the Board were designated by the Principal Legacy NET Power Holders and Sponsor.
Representatives or affiliates of OXY, Constellation, 8 Rivers and Sponsor designated director nominees for election to the Board pursuant to the Stockholders' Agreement. As a result of these designation rights and the resulting relationships between the Principal Legacy NET Power Holders and Sponsor and their respective director nominees on the Board, conflicts may arise in the future with the Principal Legacy NET Power Holders and Sponsor where their independent business interests are inconsistent with the Board's and our stockholders' interests.
Further, disagreements or disputes with the Principal Legacy NET Power Holders and Sponsor could result in litigation, resulting in increase of expenses incurred and potentially limit the time and effort our officers and directors are able to devote to remaining aspects of our business, all of which could have a material adverse effect on our business, financial condition and results of operations.
Despite implementing and maintaining industry standard security measures and controls, the website, systems and data we maintain may be subject to intentional disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.
We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional "hackers," sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms) and phishing attempts. We and our service providers could be a target of cyberattacks or other malfeasance designed to impede the performance of our software and services, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our software, platforms and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely, we and our service providers are at increased risk for security breaches. Due to the significant military action against Ukraine launched by Russia, the risk of such cyberattacks, malfeasance, security breaches, misappropriations and interruptions has increased. The conditions caused by the Russian invasion of Ukraine could also result in disruption or other security incidents for our service providers.
We have taken and are taking steps to monitor and enhance the security of our software and services, cloud platform and other relevant systems, information technology infrastructure, networks and data. Furthermore, our Board schedules periodic discussions with management regarding significant risk exposures, including risks related to data privacy and cybersecurity, and assists in taking steps to mitigate the risk of cyberattacks on us. However, the unprecedented scale of remote work may require additional personnel and resources and nevertheless cannot be guaranteed to fully safeguard our software and services, our cloud platform or any systems, IT infrastructure networks or data upon which we rely. We may be targeted for cyberattacks and other security incidents. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our software and services, creating system disruptions or slowdowns and exploiting security vulnerabilities of our software and services, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost or stolen, possibly subjecting us to liability and causing us financial harm. If an actual or perceived disruption in the availability of our software and services or a breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our software and services, result in a loss of competitive advantage, have a negative impact on our reputation, result in the loss of customers, channel partners and sales and expose us to the loss or alteration of information, to litigation, to regulatory actions and investigations and to possible liability. Any such actual or perceived security breach, attack or disruption could also divert the efforts of our technical and management personnel. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents as well as the costs to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach could impair our ability to operate our business and to provide software and services to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.
Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.
In recent years, the global economies suffered dramatic downturns as a result of a deterioration in the credit markets and related financial crisis and a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, inflation, ratings downgrades of certain investments and declining valuations of others. The U.S. and certain other governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. The outcome of the actions taken by these governments is still ongoing and, consequently, the return of adverse economic conditions may negatively impact the demand for our technology and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Our commercialization strategy relies heavily on our contractual relationship with Baker Hughes.
We have entered into the Amended and Restated JDA with NPI in connection with the joint development arrangement for the design and development of a turbo expander for use in the NET Power Cycle. Pursuant to the Amended and Restated JDA, NPI may terminate the arrangement, among other things, in the event of a change of control, and there is no guarantee that a change of control will not occur in the future. We may not be able to replace this strategic partnership if our relationship terminates, which could adversely impact our business and financial condition.
We, our licensees and our partners may be unable to adequately control the costs associated with the development and deployment of our technology.
We will require significant capital to develop and grow our business, and we expect to incur significant expenses, including those relating to developing and commercializing the NET Power Cycle, research and development, production, sales, maintenance and service and building the NET Power brand. Our largest costs prior to project deployment are expected to be equipment and construction costs. Our current estimates of the costs associated with development and commercialization could prove inaccurate, and that could impact the cost of our technology and of our business overall. If we are unable to efficiently design, develop, commercialize, license, market and deploy our technology in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.
Increased scrutiny and changing stakeholder expectations with respect to ESG matters may impact our business and expose us to additional risks.
Companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors, and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition, and/or stock price could be materially and adversely affected.
Growing interest on the part of stakeholders regarding sustainability information and growing scrutiny of sustainability-related claims and disclosure has also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements, often referred to as "greenwashing." Such perception or accusation could damage our reputation and result in litigation or regulatory actions. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Further, our operations and projects require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities, and others. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, and difficulty securing investors and access to capital.
Risks Related to Our Market
The energy market continues to evolve and is highly competitive, so we may not be successful in competing in this industry or in establishing and maintaining confidence in our long-term business prospects among current partners, future partners and customers. The development and adoption of competing technology could materially and adversely affect our ability to license our technology.
We operate in the highly competitive area of clean energy production with a substantial number of other companies, including combined cycle power plant assets with post-combustion capture, renewables with long-duration storage and SMRs. We face intense competition from independent, technology-driven companies in each of the following areas:
•acquiring desirable properties or leases for developing plants;

•marketing our licenses;
•integrating new technologies; and
•acquiring the equipment, personnel and expertise necessary to develop and operate our power plants.
Many of our competitors have financial, managerial, technological and other resources that are substantially greater than ours. Many of our competitors may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to compete effectively in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.
The market for power plants implementing the NET Power Cycle is not yet established, and there is limited infrastructure to efficiently transport and store carbon dioxide. If the market for power plants implementing the NET Power Cycle does not achieve the growth potential we expect or if it grows more slowly than expected, it could materially and adversely affect our business.
We expect the NET Power Cycle to be the first standalone natural gas on-demand carbon-free energy (“24/7 CFE”) solution, and, as such, the market for our technology has not yet been established. In addition, there is limited infrastructure to efficiently transport and store carbon dioxide, and such limited infrastructure may limit the deployment of the NET Power Cycle. Our estimates for the total addressable market are based on a number of internal and third-party estimates, including the number of potential customers that have expressed interest in licensing our technology, assumed prices and production costs for our plants, our ability to leverage our current logistical and operational processes and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our plants, as well as the expected growth rate for the total addressable market for our plants, may prove to be incorrect, which could materially and adversely affect our business.
The cost of electricity generated from the NET Power Cycle may not be cost competitive with other electricity generation sources in some markets, and such lack of competitiveness could materially and adversely affect our business.
While our modeling suggests that a fully decarbonized, 24/7 CFE power grid, which is what our technology is designed to provide, is expected to result in lower electricity prices as compared to a grid solely based on variable renewable energy, like wind and solar, there can be no guarantee that such modeling is accurate or that our technology will actually result in lower prices of this magnitude or at all, and a fully renewable grid is not, in any event, currently cost-competitive with prevailing electric supply in many regions of the U.S. To that end, some electricity markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and we may not be able to compete in these markets unless the benefits of the NET Power Cycle are sufficiently valued in the market. Given the relatively lower electricity prices in the U.S. when compared to many international markets, the risk may be greater with respect to business in the U.S. Moreover, historically very low or negative market prices are the result of surplus generation that cannot be curtailed and are transitory. These low prices do not reflect a price to beat for our technology.
Risks Related to Government Regulation
Our business relies on the deployment of power plants that are subject to a wide variety of extensive and evolving government laws and regulations, including environmental laws and regulations. Changes in and/or failure to comply with such laws and regulations could have a material adverse effect on our business.
Regulatory risk factors associated with our business include:
•our ability to obtain additional applicable permits, approvals, licenses or certifications from regulatory agencies, if required, and to maintain current permits, approvals, licenses or certifications;
•our ability to obtain regulatory approval for a site boundary emergency planning zone defined in such a fashion as will benefit the majority of U.S.-based customers;
•regulatory delays, delays imposed as a result of regulatory inspections and changing regulatory requirements may cause a delay in our ability to fulfill our existing or future orders or may cause planned plants to not be completed at all, many of which may be out of our control, including changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule plant construction, any of which could have an adverse impact on our business and financial condition;
•regulatory, availability and other challenges may delay our progress in establishing the number of plant sites we require for our targeted build rate, and such challenges could have an adverse effect on our ability to grow our business; and
•challenges as a result of regulatory processes or in our ability to secure the necessary permissions to establish these plant sites could delay our customers' ability to achieve commercial operations and could adversely affect our business.
Any of these risk factors could have a material adverse effect on our business.
Our customers must obtain regulatory approvals and permits before they construct power plants using our technology, and approvals may be denied or delayed.
The lead time to build a natural gas power facility is long and requires site licensing and approvals from applicable regulatory agencies before a plant can be constructed. The regulatory framework to obtain approvals is complex and varies from country to country, and regulators' lack of familiarity with our technology may prolong this process, alongside any potential objections or adverse public reaction to the construction of a natural gas power plant. Any delays or inabilities to secure necessary permits experienced by our customers in siting a power plant using our products and services could materially and adversely affect our business.
Unfavorable changes in laws, regulations and policies in foreign countries in which we seek to license our technology, failures to secure timely government authorizations under laws and regulations or our failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
Compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these laws and regulations could have adverse effects on our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or by U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and third-party service providers will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or third-party service providers could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services and could have an adverse effect on our business, financial condition and results of operations.
Changes in laws and regulations and electric market rules and protocols regarding the requirements for interconnection to the electric transmission grid and the commercial operation of our customers' power generation projects could affect the cost, timing and economic results of conducting our operations.
Our customers' operations will be subject to governmental and electric grid regulations in virtually all aspects of our operations, including the amount and timing of electricity generation, the performance of scheduled maintenance and the compliance with power grid control and dispatch directives as well as environmental protection regulations. There can be no assurance that these regulations will not change in the future in a manner that could adversely affect our business.
We and our potential licensees may encounter substantial delays in the design, manufacture, regulatory approval and launch of power plants, and that could prevent us and our licensees from commercializing and deploying our technology on a timely basis, if at all.
Any delay in the design, manufacture, regulatory approval and launch of power plants or related technology could adversely affect our business because it could delay our ability to generate revenue and could adversely affect the development of customer relationships. Additionally, we may encounter delays in obtaining the necessary regulatory approvals or delays in commercializing our technology, including delays in entering into agreements for the supply of component parts and manufacturing tools and supplies. Delays in the launching of our technology would materially and adversely affect our business, prospects, financial condition and operating results.

Our partners and customers are subject to environmental, health and safety laws and to regulations including, if applicable, remediation matters that could adversely affect our business, results of operation and reputation.
The operations and properties of our anticipated partners and customers are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. Although our business model is primarily focused on licensing our technology, we must design the technology so it complies with such laws and regulations. Compliance with environmental requirements could require our customers to incur significant expenditures or could result in significant restrictions on their operations. The failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring our customers to conduct or to fund remedial or corrective measures, to install pollution control equipment or to perform other actions. More vigorous enforcement by regulatory agencies, future enactment of more stringent laws, regulations or permit requirements, including those relating to climate change, or other unanticipated events may arise in the future and may adversely impact the market for our products, and such unanticipated events could materially and adversely affect our business, financial condition and results of operations.
Transition risks related to climate change, including negative shifts in investor, regulator, and broader public sentiment with respect to fossil fuels, could have a material and adverse effects on us.
Increasing attention from governmental and regulatory bodies, investors, consumers, industry, and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies, and initiatives (at the government, regulator, corporate, and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions, measures and responsible energy development; technological advances with respect to the generation, transmission, storage, and consumption of energy (including advances in wind, solar, and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other hydrocarbons (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, products that enable lower emissions (such as carbon capture technology). While we believe that natural gas, and particularly natural gas used to produce clean energy using our 24/7 CFE technology, is an integral part of the global energy transition, these developments may in the future adversely affect the business our customers and the demand for our product while supporting the development of competing technologies and energy sources. We may not be able to respond to competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition, or results of operations could be materially and adversely affected. See also "— We may be subject to new, stricter measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions that could require radical changes to development models" for a discussion of how climate change-related regulations and policies may have adverse affects to our business.
Our future prospects are also dependent upon a certain level of public support for natural gas. There is still substantial opposition to natural gas due to its association with greenhouse gas emissions as well as other factors such as hydraulic fracturing ("fracking"), its non-renewability and its reliance on high energy and water inputs. There is a significant coalition of people advocating against the use of natural gas for power generation and instead advocating for nuclear energy or renewable energy sources such as solar and wind energy. There is no guarantee that the existence or adoption of the Net Power Cycle will be able to positively influence public sentiment toward gas-fired electricity generation. Any adverse public reaction to our business or the business of our customers or business partners, including any high-profile incident involving fracking, could directly affect our customers and could ultimately affect our business. Adverse public reaction could lead to fewer customers, damage to our reputation, and increased regulatory, legislative, and judicial scrutiny, which may in turn lead to increased regulation or outright prohibition of aspects of our operations, limitations on the activities of our customers or other constituents within our value chain, more onerous operating requirements or other conditions that could have a material adverse impact on our customers' and on our business.
More broadly, while we believe our business is well-positioned to benefit from the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level (e.g., clean or renewable energy consumption targets or net zero commitments), such developments may in the future also result in adverse effects on our business, the degree of which may in part depend on the nature of any adverse effects that such developments have on our customers.
Accordingly, the progress and challenges of the energy transition could have a significant adverse effect on us if we are unable to keep up with the pace of the global energy transition and allocate our resources effectively.
Restrictions on the use of certain operation practices, such as fracking, could adversely impact our business.
Some states and certain municipalities have regulated or are considering regulating fracking, and such regulations could impact certain of our operations. While we do not believe that these regulations and contemplated actions have limited or prohibited fracking, and while they have not impacted our activities to date, there can be no assurance that these actions, if taken on a wider scale, may not adversely impact our business operations and revenue.
We may be subject to new, stricter measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions that could require radical changes to development models and adversely affect our business, reputation and operations.
Global climate change creates new challenges for the energy industry and its regulators. The United Nations and several countries have adopted, or are evaluating the adoption of, new measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions in the atmosphere, such as taxes on carbon, raising efficiency standards or adopting cap and trade regimes. See "Government Regulations" in Part I, Item 1. Business for further discussion of the laws and regulations related to greenhouse gases and climate change. Certain mitigation actions could require radical changes to development models, such as the transition from the use of conventional energy sources to the use of renewable or low carbon energy sources that reduce environmental pollution, contribute to sustainable development and help avoid global warming. While we believe that electricity produced using natural gas through our NET Power Cycle will be an integral part of the global energy transition and help customers remain resilient to or excel under climate-related regulatory and policy pressures, we cannot rule out the possibility that the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases (including carbon pricing schemes), or the adoption and implementation of regulations that require reporting of greenhouse gas emissions or other climate-related information, could adversely affect our business, including by requiring us or our customers to incur increased operating costs, inhibiting gas-fired electricity generation or otherwise restricting our ability to execute on our business strategy, reducing our access to financial markets, or creating greater potential for governmental investigations or litigation. Any such legislation or regulatory programs could also increase the cost of consuming electricity generated through gas combustion, and thereby ultimately adversely affect demand for our product. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gas emissions could have an adverse effect on our business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could have an adverse impact on the demand for our products.
We therefore cannot assure you that future regulations or measures adopted by the U.S. government or foreign governments will not have an adverse effect on our business and our results of operations.
Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. While we cannot predict the costs of implementation or any potential adverse impacts resulting from the proposed rule, if finalized as proposed, we could incur increased costs and compliance burden relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed.
We are exposed to price volatility risks related to incentives.
Transportation fuel carbon intensity reduction targets set by various regulators may have an impact on demand for our fuel and the price of related incentives. For example, changes in such targets in states with incentive programs may have a material negative impact on incentive supply and demand, and, therefore, pricing, which in turn could materially negatively impact our business. We may be unable to manage the risk of volatility in incentive pricing for all or a portion of our revenues, which would expose us to the volatility of commodity prices with respect to all or the portion of the incentives that we are unable to sell through forward contracts, including risks resulting from changes in regulations, general economic conditions and changes in the level of renewable energy generation. A significant decline in the price of such incentives for a prolonged period could materially adversely affect our business, financial condition or results of operations.

The ability to license and deploy natural gas power plants may be limited due to conflict, war or other political disagreements between gas-producing nations and potential customers, and such disagreements may adversely impact our business plan.
Conflict, war or other political disagreements between natural gas producing nations and potential customers could affect our operations in unpredictable ways, including disruptions of fuel supplies and markets and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels and communications infrastructures, could be direct targets of, or indirect casualties of, a cyberattack or an act of piracy or terror. The continued threat of terrorism and the impact of military and other government action has led and may lead to further increased volatility in prices for natural gas and could affect the natural gas market or the financial markets that we use.
In late February 2022, Russian military forces commenced a military operation and invasion against Ukraine. The U.S., other countries and certain international organizations have imposed broad economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response and additional sanctions may be imposed in the future. The length, impact and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, and such unpredictability has created uncertainty for financial and commodity markets. While NET Power does not currently have operations overseas, the conflict elevates the likelihood of supply chain disruptions, heightened volatility in energy prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.
Conflicts of this sort, or the threat of conflicts of this sort, may also have an adverse effect on the broader economy. Instability in the financial markets as a result of war, sabotage, piracy, cyberattacks or terrorism could also affect our ability to raise capital and could also adversely affect the natural gas and power industries and could restrict their future growth. Any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
Any potential changes or reductions in available government incentives promoting greenhouse gas emissions projects, such as the Inflation Reduction Act of 2022's financial assistance program funding installation of zero-emission technology, may adversely affect our ability to grow our business.
In August 2022, President Biden signed the IRA into law. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing and production. The economics for carbon sequestration will benefit from raising the carbon capture tax credit from $50 per metric ton to $85 per metric ton. The credit will be "direct pay," meaning it would be a refundable credit, for the first five years, starting with the year a "qualified facility" is placed in service, but not beyond December 31, 2032. In addition, the law lowers the threshold for eligibility as a "qualified facility" to include any CCUS facility placed on an electric generating facility that captures 18,750 tons of carbon annually and has a capture rate of at least 75%, as measured by an applicable electric generating unit’s baseline carbon oxide production. We believe that a project utilizing the NET Power Cycle can meet the criteria for a "qualified facility" under this definition, and, as such, we intend to apply for tax credits under Section 45Q of the Code.
We view the enactment of the IRA as favorable for our development and commercialization efforts. However, we are continuing to evaluate the overall impact and applicability of the IRA to our development and commercialization efforts. It is unclear how this legislation will be implemented by the U.S. Department of Treasury and what, if any, impact it will have on our tax rate. If the IRA or any current or future similar legislation is amended or repealed, or if it is interpreted by courts or implemented by regulatory agencies differently than we expect, then this could adversely affect our anticipated timelines, projected financials and ability to grow our business.
Risks Related to Intellectual Property
We are developing NET Power-owned intellectual property, but we rely heavily on the intellectual property we have in-licensed and that is core to the NET Power Cycle. The ability to protect these patents, patent applications and other proprietary rights may be challenged by our inability or failure to obtain, maintain, protect, defend and enforce, exposing us to possible material adverse impacts on our business, competitive position and operating results.
Our discovery and development technology platforms are built, in part, around intellectual property rights in-licensed from our partners, including our license from 8 Rivers that is core to the NET Power Cycle. Under our existing license agreements, we are subject to various obligations, which may include diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our partners, including 8 Rivers, could adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more of our technologies and our ability to commercialize the affected technology. Furthermore, disagreements under any of these license agreements may arise, including those related to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes may infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
These disagreements may harm our relationship with our partners, and such harm could have negative impacts on other aspects of our business.
Additionally, the intellectual property we have in-licensed from 8 Rivers could be susceptible to third-party challenges of 8 River's retained rights. Pursuant to our license agreement and a related excluded field agreement, we have exclusive rights to the NET Power Cycle for the generation of electricity using CO2 as the primary working fluid utilizing any carbonaceous gas fuel other than those derived from certain solid fuel sources. 8 Rivers retains the rights of use to the NET Power Cycle for the generation of electricity using CO2 as the primary working fluid utilizing any carbonaceous gas derived directly or indirectly from such solid fuel sources, and if any third party challenges such use, such challenges could tangentially impact our use of the in-licensed technology.
We may lose our rights to some or all of the core intellectual property that is in-licensed by way of either the licensor not paying renewal fees or maintenance fees, or by way of third parties challenging the validity of the intellectual property, thereby resulting in competitors easily entering into the same market and decreasing the revenue that we receive from our customers, and this may adversely affect our ability to develop, market and license our technology.
Because our technology requires the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to continue to in-license these proprietary rights. Licensing intellectual property involves complex legal, business and scientific issues. If we are not able to maintain such licenses, or if we fail to obtain any future necessary licenses on commercially reasonable terms or with sufficient breadth to cover the intended use of third-party intellectual property, our business could be materially harmed. Further, if our licensors lose their licenses, whether due to not paying renewal or maintenance fees, third parties challenging the validity or otherwise, we would also lose rights to the covered intellectual property, and such loss could also materially harm our business.
If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize our technology, or the dispute may have an adverse effect on our results of operation.
We, our partners, our licensees and our critical equipment suppliers may need to defend ourselves against intellectual property infringement claims, which may negatively impact market demand for our process licenses. Further, defending against intellectual property claims can be time consuming and expensive, and such defense may divert our resources away from our business efforts, regardless of the outcome of these claims.
Third parties may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to manufacture, develop or sell our products, and that could make it more difficult for us to operate our business and generate revenue. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing on their proprietary rights and/or seeking court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to our technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party's intellectual property rights, we may be required to do one or more of the following: cease licensing, selling, incorporating or using products that incorporate the challenged intellectual property; pay substantial damages; obtain a license from the holder of the infringed intellectual property right that may not be available on reasonable terms or at all; or redesign our plant technology. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management's attention.
Third parties may successfully challenge or invalidate our rights or ability to use in-licensed intellectual property that is core to the NET Power Cycle.
Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property we may own. To counter such infringement, misappropriation or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and can divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their patents, trademarks, copyrights or other intellectual property. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or we may become involved in derivation, revocation, reexamination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent's issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate or render unenforceable our potential future owned patents or licensed patent rights, allow third parties to commercialize the NET Power Cycle or related technologies and compete directly with us without payment to us, or such adverse determination could result in our inability to manufacture or commercialize products without infringing third-party patent rights. In a patent infringement proceeding, there is a risk that a court will decide that a patent we in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our in-licensed patents could limit our ability to assert our in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish the NET Power Cycle or related technologies, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities. Moreover, there can be no assurance that we will have sufficient financial or other resources to adequately file and pursue such infringement claims, which typically last for years before they are concluded. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a negative impact on our ability to compete in the marketplace, and that could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Despite actively monitoring for potential third-party infringement, misappropriation, dilution or other violations of our intellectual property rights, there could be activities that could diminish the value of our services, brands or goodwill and that cause a decline in our revenue.
If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we plan to file new patents, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.
Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.
Our patent applications may not result in issued patents and our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with commercialization of our technology.
Our patent applications may not result in issued patents, and not having such patents may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that any patent applications we have or will file will result in patents being issued or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may have patents or patent applications directed to relevant technology with an effective filing date earlier than any of our existing patents or pending patent applications, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the U.S., and, thus, we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.
Even if our patent applications succeed and even if we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the U.S. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar to ours or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others, and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.
We maintain certain technology as trade secrets and others could independently develop competing or similar technologies, allowing others to develop plants without our license if our other intellectual property rights are insufficient to prevent such unlicensed development and deployment of plants.
We currently rely, and intend to rely in the future, on trade secrets, know-how and technology that are not protected by patents to maintain our competitive position. We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable.
We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our internally developed information. These agreements may not be self-executing or they may be breached, and we may not have adequate remedies for such breach. These agreements may be found by a court to be unenforceable or invalid. We may fail to enforce our agreements in court if we are compelled to present them as evidence but are unable to locate and provide copies. Moreover, when employees with knowledge of our trade secrets and confidential information leave us and join new employers, it may be difficult or impossible for us to detect or prove misappropriation of our confidential information and trade secrets by the former employee and/or the former employee's new employer. In addition, others may independently discover trade secrets and proprietary information, and, in such cases, we could not assert any trade secret rights against such party.
Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position, business, financial condition and results of operations.
A number of foreign countries do not protect intellectual property rights to the same extent as the U.S., and, so, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.
Patent, trademark and trade secret laws are geographical in scope and vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. Further, even if we engaged local counsel in key foreign jurisdictions, policing the unauthorized use of its intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S., and efforts to protect against the infringement, misappropriation or unauthorized use of our intellectual property rights, technology and other proprietary rights may be difficult and costly outside of the U.S. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our patent rights, trade secrets and other intellectual property rights.
We, our partners or our licensees may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, and such failure to identify or correctly interpret the patent may adversely affect our ability to develop, market and license our technology.
We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our technology in any jurisdiction.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, and such incorrect interpretation may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents upon which our technology may infringe. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, and such incorrect determination may negatively impact our ability to develop and market our technology. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.
The information technology systems and data that we maintain may be subject to intentional or inadvertent disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales and other adverse business consequences.
We rely on information technology systems in order to conduct business, including communicating with employees and our facilities, ordering and managing materials from suppliers and analyzing and reporting results of operations as well as for storing sensitive, personal and other confidential information. While we have taken steps to ensure the security of our information technology systems, our security measures or those of our third-party vendors may not be effective and our or our third-party vendors' systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our or our third-party vendors' information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, and such impaired ability to communicate may adversely impact our business.
Additionally, the techniques used to obtain unauthorized, improper or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative or remedial measures. Any operational failure or breach of security from these increasingly sophisticated cyberthreats could lead to the loss or disclosure of both our and our retail customers' financial, product and other confidential information, lead to the loss or disclosure of personally identifiable information about our employees or customers, result in negative publicity and expensive and time-consuming regulatory or other legal proceedings, damage our relationships with our customers and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents and in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors or the processing of data by our third-party vendors, our ability to monitor our third-party vendors' data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers' data. As a result, we are subject to the risk that cyberattacks on, or other security incidents affecting, our third-party vendors may adversely affect our business, even if an attack or breach does not directly impact our systems.
Risks Relating to the Tax Receivable Agreement
Pursuant to the Tax Receivable Agreement, NET Power Inc. is required to pay to certain OpCo Unitholders 75% of the tax savings that NET Power Inc. realizes as a result of increases in tax basis in OpCo’s assets resulting from the exchange of OpCo Units for shares of Class A Common Stock (or cash) pursuant to the OpCo LLC Agreement as well as certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement, and those payments may be substantial.
OpCo Unitholders may exchange their OpCo Units for shares of Class A Common Stock or, upon the election of NET Power Inc., cash pursuant to the OpCo LLC Agreement, subject to certain conditions and transfer restrictions as set forth therein. These exchanges are expected to result in increases in NET Power Inc.'s allocable share of the tax basis of the tangible and intangible assets of OpCo, and such share may increase (for income tax purposes) depreciation and amortization deductions to which NET Power Inc. is entitled.
In connection with the Business Combination, NET Power Inc. entered into the Tax Receivable Agreement, which generally provides for the payment by NET Power Inc. of 75% of certain tax benefits, if any, that NET Power Inc. realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and for the payment of certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of NET Power Inc. and not of OpCo. The actual increase in NET Power Inc.'s allocable share of OpCo's tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of NET Power Inc.'s income. While many of the factors that will determine the amount of payments that NET Power Inc. will make under the Tax Receivable Agreement are outside of its control, NET Power Inc. expects that the payments it will make under the Tax Receivable Agreement may be substantial and could have a material adverse effect on NET Power Inc.’s financial condition and liquidity. To the extent that NET Power Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and would therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, NET Power Inc.'s future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits NET Power Inc. realizes or may be accelerated.
Payments under the Tax Receivable Agreement are based on the tax reporting positions of NET Power Inc., and the IRS or another taxing authority may challenge, which a court may sustain, all or any part of the tax basis increases, as well as other tax positions that we take. In the event that any tax benefits that we initially claim are disallowed as a result of such a challenge, we would not be reimbursed for any excess payments that may previously have been made under the Tax Receivable Agreement. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. A challenge to any tax benefits claimed by us may not arise for a number of years following the time payments begin to be made in respect of such benefits or, even if challenged soon thereafter, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement, possibly resulting in insufficient future cash payments against which to net such excess. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, and such excess payment could materially impair our financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of NET Power occur (as described in the Tax Receivable Agreement), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the Tax Receivable Agreement by our final payment date, which non-payment continues until 30 days following receipt by us of written notice thereof or (iv) the Tax Receivable Agreement is rejected in a case commenced under bankruptcy laws (in which case no written notice of acceleration is required), our obligations under the Tax Receivable Agreement will accelerate and we will be required to make a lump-sum cash payment to the applicable parties to the Tax Receivable Agreement equal to the present deemed value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, and such lump-sum payment would be based on certain assumptions that may materially overstate such present value, including those relating to our future taxable income. The lump-sum payment could be substantial and could materially exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use the potential tax benefits in future years.
There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize.
Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
Risks Relating to Our Organizational Structure
NET Power Inc. is a holding company and its only material asset is its interest in OpCo, and it is accordingly dependent upon distributions made by OpCo and its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends (it being understood that we do not anticipate paying any cash dividends on the Class A Common Stock in the foreseeable future).
NET Power Inc. is a holding company with no material assets other than its ownership interest in OpCo. As a result, NET Power Inc. has no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends (if any such dividend were to be paid) will depend on the financial results and cash flows of OpCo and its subsidiaries and on the distributions it receives from OpCo. Deterioration in the financial condition, earnings or cash flow of OpCo and its subsidiaries for any reason could limit or impair OpCo’s ability to pay such distributions. Additionally, to the extent that NET Power Inc. needs funds and OpCo and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or OpCo is otherwise unable to provide such funds, it could materially adversely affect NET Power Inc.'s liquidity and financial condition. OpCo is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of OpCo (with certain exceptions) exceed the fair value of its assets. OpCo's subsidiaries are generally subject to similar legal limitations on their ability to make distributions to OpCo.

OpCo is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of OpCo Units. Accordingly, NET Power Inc. will be required to pay income taxes on its allocable share of any net taxable income of OpCo. Under the terms of the OpCo LLC Agreement, OpCo is obligated to make tax distributions to OpCo Unitholders (including NET Power Inc.), calculated at certain assumed tax rates. In addition to income taxes, NET Power Inc. also incurs expenses related to its operations, including payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by OpCo (excluding payment obligations under the Tax Receivable Agreement). NET Power Inc. intends to cause OpCo to make ordinary distributions on a pro rata basis and to make tax distributions to OpCo Unitholders in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by NET Power Inc. However, OpCo's ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of OpCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in OpCo's debt agreements or any applicable law or that would have the effect of rendering OpCo insolvent. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and may therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
Additionally, although OpCo generally will not be subject to any entity-level U.S. federal income tax, it may be liable under U.S. federal tax law for adjustments to its tax return, absent an election to the contrary. In the event OpCo’s calculations of taxable income are incorrect, OpCo and/or its members, including NET Power Inc., in later years may be subject to material liabilities pursuant to this U.S. federal tax law and its related guidance.
We anticipate that the distributions NET Power Inc. will receive from OpCo may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may, among other uses, be used to pay dividends on Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to stockholders.
The organizational structure of NET Power confers certain benefits upon the holders of shares of Class B Common Stock and OpCo Units (which includes the Legacy NET Power Holders) that will not benefit the holders of shares of Class A Common Stock to the same extent.
As noted in the immediately above risk factor, NET Power Inc. is a holding company with no material assets other than its ownership interest in OpCo. Subject to the obligation of OpCo to make tax distributions and to reimburse NET Power Inc. for corporate and other overhead expenses, NET Power Inc. has the right to determine whether to cause OpCo to make non-liquidating distributions, and the amount of any such distributions. If OpCo makes distributions, the holders of OpCo Units (who also hold Class B Common Stock) will be entitled to receive equivalent distributions from OpCo on a pro rata basis. However, because we must pay taxes, amounts that we may distribute as dividends to holders of Class A Common Stock are expected to be less on a per share basis than the amounts distributed by OpCo to the holders of OpCo Units on a per unit basis.
Risks Related to Governance
Concentration of ownership among the Principal Legacy NET Power Holders may prevent new investors from influencing significant corporate decisions.
Concentration of ownership among the Principal Legacy NET Power Holders may prevent new investors from influencing significant corporate decisions. The Principal Legacy NET Power Holders, if they were to act together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. For further information, please see "— Risks Related to our Business and Industry — Conflicts of interest may arise because several directors on the Board were designated by the Principal Legacy NET Power Holders and Sponsor." Moreover, some of these entities may have interests different than other stockholders. For example, because many of these stockholders have held their shares for a long period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
We are an "emerging growth company" and a "smaller reporting company" and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with certain other public companies.
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act ("JOBS Act"), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or requiring a supplement to the auditor's report on financial statements, we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the IPO, which occurred on June 18, 2021, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find the Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find the Class A Common Stock less attractive as a result, there may be a less active trading market for the Class A Common Stock and our stock price may decline or become more volatile.
Additionally, we are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common equity held by non-affiliates exceeds $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) the market value of our common equity held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter and our annual revenue in the most recent fiscal year completed before the last business day of such second fiscal quarter exceeded $100 million. To the extent we take advantage of such reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.
If we fail to establish and maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, and such inability may adversely affect investor confidence in our company.
The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Old NET Power when it was a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable following the Closing. To comply with the requirements of being a public company, we have undertaken actions, such as implementing new internal controls and procedures and hiring additional accounting and internal audit resources. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we identify any material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of the Class A Common Stock could be materially adversely affected.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, and such provision could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees.
Our Certificate of Incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for most legal actions involving actions that may be brought against us by stockholders; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or in the federal court sitting in the State of Delaware. Our Certificate of Incorporation also provides that the federal district courts of the U.S. are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.
There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies' charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable and if a court were to find the exclusive forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, and such costs could materially adversely affect our business.
The Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York and (ii) we irrevocably submit to such jurisdiction, which will be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the Warrant Agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the U.S. are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants will be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a "foreign action") in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an "enforcement action") and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder's counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder's ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, and, therefore, the provision may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, and such costs could materially and adversely affect our business, financial condition and results of operations and could result in a diversion of the time and resources of our management and Board.
Delaware law and our governing documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and that could delay or discourage takeover attempts that stockholders may consider favorable.
Delaware law and our governing documents contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Board and, therefore, could depress the trading price of the Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board. Among other things, our governing documents include provisions regarding:
•the ability of the Board to issue shares of preferred stock, including "blank check" preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval because such ability could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of and the indemnification of our directors and officers;
•a prohibition on stockholder action by written consent, thereby forcing stockholder action to be taken at an annual or special meeting of stockholders after such date and possibly delaying the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•the requirement that a special meeting of stockholders may be called only by the Chief Executive Officer, the Chairman of the Board or the Board, possibly delaying the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
•the ability of the Board to amend our Bylaws, possibly allowing the Board to take additional actions to prevent an unsolicited takeover and to inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders' meeting, possibly precluding stockholders from bringing matters before annual or special meetings of stockholders, delaying changes in the Board and discouraging or deterring a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or to otherwise attempt to obtain control of the Company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or in its management.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We regularly assess cybersecurity risks to our systems, applications, and infrastructure; are in the process of building our capabilities to monitor our information systems for potential vulnerabilities; and implement controls pursuant to our cybersecurity policies, processes, and practices. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.
Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, may be reasonably likely to materially affect our operations and, therefore, our results of operations and/or financial condition.
Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, may be reasonably likely to materially affect our operations and, therefore, our results of operations and/or financial condition.
For more information about these risks, refer to the risk factor captioned “Despite implementing and maintaining industry standard security measures and controls, the website, systems and data we maintain may be subject to intentional disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.” in Part I, Item 1A. “Risk Factors.”.

Governance

Our Board oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the Board oversees our risk management program, which focuses on the most significant risks to our business. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and risks incidents. The Company's Chief Information Officer is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The current Chief Information Officer and his team have over 40 years of experience in information security and possess the requisite education, skills, experience, and industry certifications expected of individuals assigned to these duties. The Chief Information Officer provides regular updates on our cybersecurity risk profile to the Audit Committee of our Board.

Item 2. Properties
Our corporate headquarters are in Durham, North Carolina, where we lease approximately 12,000 square feet under a lease that expires in December 2028. Most of the facility is used for our research and development and corporate operations.
Our Demonstration Plant is in La Porte, Texas, where we lease approximately 218,900 square feet of land from Air Liquide under a lease that expires on the earlier of (i) July 1, 2025 and (ii) the termination of our oxygen supply agreement with Air Liquide, pursuant to which Air Liquide supplies oxygen for our use at the Demonstration Plant. The term of the oxygen supply agreement is perpetual but may be terminated by us or by Air Liquide upon 30 days’ written notice.
We believe these facilities are adequate to meet our current needs. However, in order to accommodate anticipated growth, we may need to seek additional facilities.

Item 3. Legal Proceedings
None.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A Common Stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "NPWR" since the closing of the Business Combination. Prior to the Business Combination, Class A shares of RONI traded on the NYSE under the symbol "RONI." There is no established public trading market for our Class B Common Stock.
Holders of Common Stock
At March 7, 2024 we had 53 stockholders of record of common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board may deem relevant.
Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
On November 1, 2023, we issued 519,877 shares of Class B Common stock and OpCo issued 519,877 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the third quarter of 2023. See "Partnerships — License Agreement and Joint Development Agreement with Baker Hughes" in Part I, Item 1 "Business" for information regarding the Amended and Restated JDA. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities during the year ended December 31, 2023.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and unit amounts, unless otherwise noted)

The following management's discussion and analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions. This section should be read in conjunction with Part I of this Annual Report on Form 10-K, the consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K and the section titled "Cautionary Note Regarding Forward-Looking Statements" included in the forepart in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this section to "NET Power," "we," "us," or "our" and the "Company" refer to the business of NET Power Inc. and its subsidiaries. Additional terms used herein are defined in the section entitled "Certain Defined Terms" and elsewhere in this Report.

Overview

We are a clean energy technology company that has developed a unique power generation system (the "NET Power Cycle") that can produce clean, reliable, and low-cost electricity from natural gas while capturing virtually all atmospheric emissions. The NET Power Cycle is designed to inherently capture CO2 and eliminate air pollutants such as SOX, NOX, and particulates.

The Business Combination

On December 13, 2022, NET Power, LLC entered into the Business Combination Agreement with RONI, RONI OpCo, Buyer and Merger Sub. Pursuant to the Business Combination Agreement, Merger Sub merged with and into NET Power, LLC with NET Power, LLC surviving the merger as a wholly owned subsidiary of Buyer. Upon the consummation of the Business Combination on June 8, 2023, RONI was renamed NET Power Inc.

Pursuant to the Business Combination Agreement, the aggregate consideration payable upon closing of the Business Combination to Legacy NET Power Holders consisted of 136,073,365 vested Class A OpCo Units and a corresponding number of vested shares of Class B Common Stock, 1,119,198 unvested Class A OpCo Units and 1,119,198 unvested shares of Class B Common Stock. Following the Closing, NET Power Inc. retained its umbrella partnership, C corporation or "Up-C" structure, whereby all of the equity interests in NET Power, LLC are held by OpCo, and NET Power Inc.'s only assets are its equity interests in OpCo.

OpCo is considered a variable interest entity with NET Power Inc. serving as its primary beneficiary. NET Power Inc. was determined to be the primary beneficiary of NET Power, LLC because it is the sole managing member of OpCo with the power to control the most significant activities of NET Power, LLC, while also having an economic interest that provides it with the ability to participate significantly in NET Power, LLC's benefits and losses. As a result, NET Power, LLC was treated as the "acquired" company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination represents an acquisition of a business and NET Power, LLC's identifiable assets acquired, liabilities assumed, and any non-controlling interests were measured at their estimated fair value on the acquisition date.

As a result of the Business Combination, the Company's financial statement presentation distinguishes NET Power, LLC as the "Predecessor" through June 7, 2023 (the "Predecessor Period") and NET Power Inc. as the "Successor" for periods after the Closing Date (the "Successor Period"). Revenue and earnings after the date of the Business Combination are shown in the Successor Period on the consolidated statement of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.

Key Factors Affecting Our Prospects and Future Results

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

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, cost over-runs in the testing and operation of the Demonstration Plant, technical problems with the NET Power Cycle, potential supply chain issues, and development of competing clean-energy technology sooner or at a lesser cost than the NET Power Cycle. Supply chain issues related to the manufacturing and transportation of key equipment may lead to a delay in our commercialization efforts, which could impact our results of operations.

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

Major remaining development activities relating to completing construction of our first utility-scale plant are similar to the activities we previously undertook to design, build, and commission the Demonstration Plant. These activities include but are not limited to: finalizing a siting study, initiating all permitting required, conducting a FEED study, originating all required supply and off-take contracts, structuring the project to attract any required third party equity and debt financing and achieving final investment decision, initiating the EPC process, and constructing and commissioning the facility.

Key Components of Results of Operations

We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022 (In thousands)

As it relates to the results of operations, while the January 1, 2023 through June 7, 2023 (Predecessor) period and the June 8, 2023 through December 31, 2023 (Successor) period are distinct reporting periods, the effects of the Business Combination did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted related to the impact from pushdown accounting. Please reference Note 1 — Organization and Operations and Note 3 — Business Combination to our consolidated financial statements for additional information about the Business Combination.

The following table sets forth our condensed results of operations data for the periods presented:

	Period from		Year ended	$ Change	% Change
	June 8 – December 31, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	December 31, 2022 (Predecessor)
Revenue	$—	$175	$580	$(405)	(69.8)%
Cost of revenue	—	3	275	(272)	(98.9)%
Gross profit (loss)	—	172	305	(133)	(43.6)%

Operating expenses
General and administrative	41,344	12,861	17,189	37,016	215.3%
Sales and marketing	1,791	869	801	1,859	232.1%
Research and development	25,665	14,301	18,938	21,028	111.0%
Project development	625	479	15	1,089	7260.0%
Option settlement	79,054	—	—	79,054	n/a
Depreciation, amortization and accretion	45,031	5,812	13,387	37,456	279.8%
Total operating expenses	193,510	34,322	50,330	177,502	352.7%

Operating loss	(193,510)	(34,150)	(50,025)	(177,635)	355.1%

Other income (expense)
Interest income (expense)	19,473	4	(4,791)	24,268	506.5%
Change in Earnout Shares liability and Warrant liability	26,515	—	—	26,515	n/a
Other income (expense)	(1)	(30)	38	(69)	(181.6)%
Net other income (expense)	45,987	(26)	(4,753)	50,714	1067.0%

Net loss before income tax	(147,523)	(34,176)	(54,778)	(126,921)	231.7%
Income tax benefit	(5,707)	—	—	(5,707)	n/a
Net loss after income tax	(141,816)	(34,176)	(54,778)	(121,214)	221.3%
Net loss attributable to non-controlling interests	(98,760)	—	—	(98,760)	n/a
Net loss attributable to NET Power Inc.	$(43,056)	$(34,176)	$(54,778)	$(22,454)	41.0%

Revenue
We have not generated material revenue to date. We have historically generated revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies. We have also generated revenue for conducting syngas testing at our Demonstration Plant. Revenue decreased by $405, or 69.8%, for the year ended December 31, 2023, as compared to $580 for the year ended December 31, 2022. Revenue during these two periods was not significant.

Cost of revenue
Cost of revenue primarily includes the cost of subcontractor labor, as well as supplies and materials directly associated with conducting the syngas testing. Our cost of revenue decreased by $272, or 98.9%, for the year ended December 31, 2023, as compared to $275 for the year ended December 31, 2022 as the Company did not conduct syngas testing in 2023.

General and administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization, professional fees for legal, accounting, and other consulting services. Our general and administrative expenses increased by $37,016, or 215.3%, for the year ended December 31, 2023, as compared to $17,189 for the year ended December 31, 2022. The majority of the increase is due to $16,644 in costs related to the Business

Combination and $1,958 in costs incurred in the Successor Period as a result of becoming a public company. This increase was also attributable to overall increases in corporate activity, including staffing. These increases were partially offset by a reduction in equity-based compensation.

Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $1,859, or 232.1%, for the year ended December 31, 2023, as compared to $801 for the year ended December 31, 2022. This increase was primarily attributable to increased engagement of external consultants and systems to support increased marketing activities.

Research and development
Our research and development ("R&D") expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D costs have been expensed as incurred. Research and development expenses increased by $21,028, or 111.0%, for the year ended December 31, 2023, as compared to $18,938 for the year ended December 31, 2022. This increase was primarily due to the commencement of development activities under the BHES JDA.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Our project development increased by $1,089 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was due to the initiation of activities related to the development of a utility-scale facility.

Option settlement
Option settlement expense increased by 79,054 for the year ended December 31, 2023 due to a one-time cost to settle an option agreement in association with the close of the Business Combination. There were no corresponding charges in the year ended December 31, 2022.

Depreciation, amortization and accretion
Our depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $37,456, or 279.8%, for the year ended December 31, 2023, as compared to $13,387 for the year ended December 31, 2022. As a result of the Business Combination, we adjusted the value of acquired assets to fair value, which resulted in a significant increase in intangible assets for internally developed technology and the fair value of our Demonstration Plant. These increases resulted in an increase in related amortization and depreciation expense in the Successor Period. See Note 3 — Business Combination to our consolidated financial statements for additional information.

Interest income (expense)
Our interest income (expense) increased by $24,268 for the year ended December 31, 2023 compared to $(4,791) for the year ended December 31, 2022. Interest income grew in 2023 because a higher cash balance and new short-term investment generated more interest revenue than in the prior year. Interest expense in 2022 was attributable to expensing of the loan discount associated with the option liability relating to the member loans, as well as adjustment of the option liability to fair market value.

Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability increased by $26,515 for the year ended December 31, 2023, predominately due to the change in the fair value of the Private Placement Warrants. The Earnout Shares and the Warrants were issued in connection with the Business Combination; therefore, there are no corresponding amounts in the period from January 1 – June 7, 2023 (Predecessor) and the year ended December 31, 2023 (Predecessor).

Income tax benefit
Our income tax benefit increased by $5,707 for the year ended December 31, 2023. There was no income tax benefit for the year ended December 31, 2022 as, prior to the Business Combination, the Company was organized as a limited liability company and therefore was a pass-through entity.

Liquidity and Capital Resources (In thousands)

Our principal sources of liquidity are cash and investments on hand, which are short-term in duration and highly liquid. Historically, our sources of liquidity have also included raising additional capital through the sale of ownership interests. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of our technology, general and administrative costs, and expenditures to purchase long-lead items related to our first commercial scale facility.

The following table summarizes our liquidity position as of the dates indicated:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Cash and cash equivalents	$536,927	$5,164
Short-term investments	100,000	—
Total liquidity	$636,927	$5,164

As of December 31, 2023, we had short-term investments totaling $100,000, which was comprised of a single six-month certificate of deposit custodied by a domestic banking institution. Additionally, our current liabilities were $12,021 and $8,451 at December 31, 2023 (Successor) and December 31, 2022 (Predecessor), respectively. The increase in our liquidity position is primarily a result of cash received in connection with the Business Combination of approximately $661,623. See Note 3 — Business Combination to our consolidated financial statements for additional information.
We believe we have the ability to manage our operating costs, including R&D expenditures, such that our existing cash, cash equivalents and short-term investments will be sufficient to fund our obligations for the next 12 months following the filing of this Annual Report on Form 10-K. We believe that our current sources of liquidity on hand should be sufficient to fund our general corporate operating expenses as we work to commercialize our technology, but certain costs are not reasonably estimable at this time and we may require additional funding. More specifically, we may require additional funding in order to successfully construct our first utility-scale plant and to originate additional NET Power plant opportunities.

Cash Flow Summary (In thousands)

The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Period from		Year ended
	June 8 – December 31, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	December 31, 2022 (Predecessor)
Net cash used in operating activities	$(38,379)	$(10,623)	$(16,630)
Net cash used in investing activities	$(101,269)	$(2,431)	$(115)
Net cash provided by financing activities	$319,556	$15,836	$21,467

Operating Activities
Cash used in operating activities increased by $32,372 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D and general and administrative activities. These costs have been increasing over time as the Company has grown and development of our technology has progressed. Additionally, we experienced an increase in costs associated with achieving and maintaining our public company status. As we continue to increase hiring and the build out of the Company, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Investing Activities
During the year ended December 31, 2023, net cash used in investing activities increased by $103,585 compared to the year ended December 31, 2022. Our cash used in investing activities for the year ended December 31, 2023 primarily reflects the investment of a portion of the proceeds received from the PIPE financing in an interest-bearing, short-term certificate of deposit. Additionally, there continues to be cash used for equipment and equipment upgrades, which is partially offset by cash acquired as part of the Business Combination.

Financing Activities
Our cash provided by financing activities for the year ended December 31, 2023 increased by $313,925 compared to the year ended December 31, 2022. The increase was driven by proceeds from the PIPE Financing, less transaction expenses and shareholder redemptions.

Commitments and Contractual Obligations (In thousands)

Leases
We hold a lease for the approximately 218,900 square feet of land under the Demonstration Plant from Air Liquide at a rate of one dollar per year. The lease expires on the earlier of (i) July 1, 2025 and (ii) the termination of our oxygen supply agreement with Air Liquide, pursuant to which Air Liquide supplies oxygen for our use at the Demonstration Plant. The term of the oxygen supply agreement is perpetual but may be terminated by us or by Air Liquide upon 30 days written notice. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $2,060 and $2,416 as of December 31, 2023 and December 31, 2022, respectively.

We lease our primary office space in Durham, North Carolina. During August 2023, we agreed with our landlord to terminate our prior office space agreement ahead of its scheduled term and enter into a lease for a new office space, also located in Durham, North Carolina. We accounted for the early termination of the existing commercial lease and the execution of the new commercial lease as a modification of the original office lease, which resulted in the re-measurement of the original lease over its amended term.

On October 6, 2023, the Company formally relocated to the office space governed by the new lease arrangement. As of December 31, 2023, future minimum lease payments attributable to the new lease arrangement are expected to equal $2,608.

Joint Development Agreement
As of December 31, 2023 and December 31, 2022, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA's total value is $140,000. As of December 31, 2023, we recognized approximately $11,868 of inception-to-date cash expenses and approximately $11,868 of inception-to-date share-based expenses related to the BHES JDA. The share-based expense excludes $2,971 of realized loss on share issuance.

Off-Balance Sheet Arrangements
As of December 31, 2023 and December 31, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Capital Commitments
As of December 31, 2023, we have committed to purchase certain components of industrial machinery for use at our Demonstration Plant and at our first utility-scale plant. The total commitments, which were initially unrecognized on our balance sheet, totaled $26,009. We recognize portions of these commitments on our balance sheet as portions become payable per contract milestones. We recognized $5,191 of these commitments on our balance sheet within the current period.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amount of expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in our consolidated financial statements included elsewhere in this Annual Report.

Business Combinations
We account for business acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets acquired and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

We believe accounting for business combinations is a critical accounting estimate because the acquisition method of accounting requires management to exercise significant judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets. We refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position.

Estimates and assumptions that we must make in estimating the fair value of acquired developed technology include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense applicable to those assets. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or decelerated, which could materially impact our results of operations. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Goodwill
We recognize goodwill in accordance with ASC Topic 350, Goodwill and Other Intangible Assets. Goodwill represents the excess cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized.

Goodwill is tested for impairment annually and is tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2023, no impairment charges for goodwill have been recognized.

We believe evaluating the recoverability of goodwill is a critical accounting estimate because it requires management to make judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty. Among the factors that we consider in our qualitative assessment are general economic conditions and the competition present within our business environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Earnout Shares and Warrants
The fair values of the Earnout Shares liability and Warrant liability were determined using Monte Carlo simulations that have various significant unobservable inputs. We believe these valuations are critical accounting estimates because management is required to make assumptions that could have a material impact on the valuation of these liabilities, which include our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our results of operations in the period in which the changes occur and vice versa. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Income Taxes
We believe income taxes are critical accounting estimates because significant judgment is required in assessing the recoverability of our deferred tax assets from future taxable income and the timing of reversing temporary differences. Additionally, accounting for uncertain tax positions requires management to make judgements regarding the likelihood the position will be sustained based on its technical merits.
As managing member of OpCo, NET Power Inc. consolidates the financial results of OpCo in its consolidated financial statements. OpCo represents a pass-through entity for income tax purposes. As a pass-through entity, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to its members, including NET Power Inc., which is taxed as a corporation that pays corporate federal, state and local taxes with respect to income allocated from OpCo. A change to future taxable income or tax planning strategies could impact our ability to utilize deferred tax assets, which would increase or decrease our income tax expense and taxes paid. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Equity-Based Compensation and Fair Value of Shares
We believe that equity-based compensation is a critical accounting estimate because the assumptions underlying management's estimates involve inherent uncertainties and require the application of significant judgment.

We recognize the cost of equity-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. Prior to the Business Combination, we determined the fair value of equity awards using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•Expected Term—We use the expected term to liquidity, which is generally to vesting period of the award.
•Expected Volatility—Volatility is based on a benchmark of comparable companies.
•Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends and we do not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Prior to the Business Combination, there was no public market for our equity instruments and, as a result, the estimated fair value of our equity has historically been determined by the NET Power, LLC board of directors as of the grant date with input from management, considering our most recently available third-party valuations of equity and the NET Power, LLC board of directors' assessment of additional objective and subjective factors that the NET Power, LLC board believed were relevant and which may have changed from the date of the most recent valuation through the date of grant. We engaged an independent third-party valuation specialist to perform contemporaneous valuations of our equity. The valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants ("AICPA"), Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with AICPA's Practice Aid, including our best estimate of our business condition, prospects, and operating performance at each valuation date. Other significant factors included:

•Our results of operations and financial position;
•Our stage of development and business strategy and the material risks related to our business and industry;
•The lack of liquidity of our equity;
•The valuation of publicly traded peer companies; and
•The likelihood of achieving a liquidity event for the holders of our ownership shares and equity awards, given prevailing market conditions.

An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies ("EGC's") from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGC's, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC at least through the end of 2024 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements required by this Item are set forth in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
Management's Annual Report on Internal Control over Financial Reporting
The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and has designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
As discussed elsewhere in this report, we completed the Business Combination on June 8, 2023. Prior to the Business Combination, Old NET Power was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance and Disclosure Interpretations.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2023.

Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer, and principal accounting officer. Current copies of our Code Ethics are posted on our website at https://ir.netpower.com/governance/leadership. In addition, waivers from, and amendments to, our Code of Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.netpower.com.
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page F-1.
(a)(2) Financial Statement Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
(a)(3) Exhibits: The exhibits listed on the Exhibit Index are included or incorporated by reference in this report.

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

3.1	Certificate of Incorporation of NET Power Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.2	Bylaws of NET Power Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
4.1
Warrant Agreement, dated as of June 15, 2021, by and among Rice Acquisition Corp. II, Rice Acquisition Holdings II LLC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 21, 2021).

4.2	Description of Securities.
10.1	NET Power Inc. Amended and Restated Executive Severance Plan
10.2	Form of Executive Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 25, 2023)
10.3
Stockholders' Agreement, dated as of June 8, 2023, by and among Rice Acquisition Corp. II, Rice Acquisition Holdings II LLC, Rice Acquisition Sponsor II LLC and the NET Power Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.4
Second Amended and Restated Limited Liability Company Agreement of NET Power Operations LLC, dated as of June 8, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.5
Tax Receivable Agreement, dated as of June 8, 2023, by and among NET Power Inc., NET Power Operations LLC, certain equityholders of NET Power Operations LLC and the Agent (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.6*
Form of Indemnification Agreement for directors and executive officers of NET Power Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.7	NET Power Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.8	Non-Employee Director Form RSU Grant Notice and Award Agreement
10.9++
Amended and Restated License Agreement, dated as of August 7, 2014, by and between NET Power, LLC and 8 Rivers Capital, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.10++
License Agreement, dated as of February 3, 2022, by and between NET Power, LLC and Nuovo Pignone Tecnologie S.r.l., as amended to date (incorporated by reference to Exhibit 10.14 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.11++
Ground Lease, dated as of April 14, 2015, by and between Air Liquide Large Industries U.S. LP and NET Power, LLC and Amendments No. One, Two, Three and Four thereto (incorporated by reference to Exhibit 10.16 to the Company's Form S-4/A filed with the SEC on April 24, 2023).

10.12++
Product Supply and Sales Agreement, dated as of July 1, 2015, by and between Air Liquide Large Industries U.S. LP and NET Power, LLC and Amendments No. One, Two and Three thereto (incorporated by reference to Exhibit 10.17 to the Company's Form S-4/A filed with the SEC on April 24, 2023).

10.13*
Service Provider Agreement, dated as of October 1, 2021, by and between NET Power, LLC and Ron DeGregorio (incorporated by reference to Exhibit 10.17 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.14*
Profits Interest Share Award Agreement, dated as of October 1, 2021, by and between NET Power, LLC and Ron DeGregorio (incorporated by reference to Exhibit 10.18 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.15*
Amendment to the Service Provider Agreement and Profits Interest Share Agreement, dated as of April 28, 2022, by and between NET Power, LLC and Ron DeGregorio (incorporated by reference to Exhibit 10.19 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.16*
Second Amendment to the Service Provider Agreement and Profits Interest Share Agreement, dated as of December 5, 2022, by and between NET Power, LLC and Ron DeGregorio (incorporated by reference to Exhibit 10.20 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.17*
Side Letter, dated as of December 2, 2022, by and between NET Power, LLC and Ron DeGregorio (incorporated by reference to Exhibit 10.21 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.18*
Service Provider Agreement, dated as of October 4, 2021, by and between NET Power, LLC and Akash Patel (incorporated by reference to Exhibit 10.22 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.19*
Profits Interest Share Award Agreement, dated as of October 4, 2021, by and between NET Power, LLC and Akash Patel (incorporated by reference to Exhibit 10.23 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.20*
Amendment to the Service Provider Agreement and Profits Interest Share Agreement, dated as of April 27, 2022, by and between NET Power, LLC and Akash Patel (incorporated by reference to Exhibit 10.24 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.21*
Service Provider Agreement, dated as of March 31, 2022, by and between NET Power, LLC and Brian Allen (incorporated by reference to Exhibit 10.25 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.22*
Profits Interest Share Award Agreement, dated as of March 31, 2022, by and between NET Power, LLC and Brian Allen (incorporated by reference to Exhibit 10.26 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.23*
Amendment to the Service Provider Agreement and Profits Interest Share Agreement, dated as of May 2, 2022, by and between NET Power, LLC and Brian Allen (incorporated by reference to Exhibit 10.27 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.24
Registration Rights Agreement, dated June 15, 2021, among Rice Acquisition Corp. II, Rice Acquisition Sponsor II LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.25
Form of Subscription Agreement, dated as of December 13, 2022, by and between Rice Acquisition Corp. II and the subscriber named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2022).

10.26
Subscription Agreement, dated as of May 18, 2023, by and between Rice Acquisition Corp. II and Tillandsia, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 24, 2023).

10.27
Sponsor Letter Agreement, dated as of December 13, 2022, by and among Rice Acquisition Corp. II, Rice Acquisition Sponsor II LLC, Rice Acquisition Holdings II LLC, NET Power, LLC and the members of the board of directors or management of Rice Acquisition Corp. II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2022).

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Certain schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or similar attachment to the SEC upon request.

++ Certain provisions or terms of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Redactions and omissions are designated with brackets containing asterisks. The Company agrees to provide on a supplement basis an unredacted copy of the exhibit and its materiality and privacy or confidentiality analyses to the SEC upon request.

* Management contract or compensatory arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 11, 2024                        NET Power Inc.

                                By:      /s/ Daniel Joseph Rice, IV
                                Name:     Daniel Joseph Rice, IV
                                Title:    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on March 11, 2024.

Signature	Position
/s/ Daniel Joseph Rice, IV	Chief Executive Officer and Director
Daniel Joseph Rice, IV	(Principal Executive Officer)
/s/ Akash Patel	Chief Financial Officer
Akash Patel	(Principal Financial Officer and Principal Accounting Officer)
/s/ Peter J. Bennett	Chair of the Board of Directors
Peter J. Bennett
/s/ Ralph Alexander	Director
Ralph Alexander
/s/ J. Kyle Derham	Director
J. Kyle Derham
/s/ Frederick A. Forthuber	Director
Frederick A. Forthuber
/s/ Joseph T. Kelliher	Director
Joseph T. Kelliher
/s/ Carol Peterson	Director
Carol Peterson
/s/ Brad Pollack	Director
Brad Pollack
/s/ Eunkyung Sung	Director
Eunkyung Sung
/s/ Alejandra Veltmann	Director
Alejandra Veltmann

Audited Financial Statements of NET Power Inc. - Table of Contents
Audited Financial Statements of NET Power Inc.

Audited Financial Statements of NET Power Inc. - Table of Contents
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NET Power Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NET Power Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2023 ("Successor") and December 31, 2022 ("Predecessor"), the related consolidated statements of operations and comprehensive loss, shareholders' equity and non-controlling interest, and cash flows for the period from June 8, 2023 through December 31, 2023 ("Successor"), the related consolidated statements of operations and comprehensive loss, members' equity and cash flows for the period from January 1, 2023 through June 7, 2023 ("Predecessor") and the year ended December 31, 2022 ("Predecessor"), and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 ("Successor") and December 31, 2022 ("Predecessor"), and the results of its operations and its cash flows for the period from June 8, 2023 through December 31, 2023 ("Successor"), the period from January 1, 2023 through June 7, 2023 ("Predecessor") and the year ended December 31, 2022 ("Predecessor"), in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Raleigh, North Carolina
March 11, 2024

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Balance Sheets
In thousands, except share and unit amounts

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
ASSETS
Current assets
Cash and cash equivalents	$536,927	$5,164
Short-term investments	100,000	—
Accounts receivables, net	58	352
Interest receivable	1,942	—
Prepaid expenses	1,777	184
Other current assets	93	1,795
Total current assets	640,797	7,495
Long-term assets
Intangible assets, net	1,307,265	263
Goodwill	423,920	—
Property, plant and equipment, net	96,856	69,595
Lease right-of-use asset	2,212	784
Total long-term assets	1,830,253	70,642
Total assets	$2,471,050	$78,137

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$617	$577
Accrued liabilities	10,915	2,392
Due to related parties	142	178
Lease liability	347	130
Option liability	—	5,174
Total current liabilities	12,021	8,451
Long-term liabilities
Due to related parties	—	2,212
Earnout Shares liability	1,671	—
Warrant liability	55,920	—
Asset retirement obligation	2,060	2,416
Lease liability	1,808	656
Tax Receivable Agreement liability	8,937	—
Deferred taxes	57,719	—
Total long-term liabilities	128,115	5,284
Total liabilities	140,136	13,735

Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
-+
NET Power Inc.
Consolidated Balance Sheets (continued)
In thousands, except share and unit amounts

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Mezzanine shareholders' and members' equity
Redeemable non-controlling interests in subsidiary	1,545,905	—

Shareholders' and members' equity
Membership Interests: 4,987,845 units authorized; 3,722,355 units issued and outstanding as of December 31, 2022 (Predecessor)	—	262,622
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2023 (Successor) & December 31, 2022 (Predecessor)	—	—
Class A Common Stock, $.0001 par value; 520,000,000 shares authorized; 71,277,906 shares issued and outstanding as of December 31, 2023 (Successor) & no shares issued and outstanding as of December 31, 2022 (Predecessor)	7	—
Class B Common Stock, $.0001 par value; 310,000,000 shares authorized; 141,787,429 shares issued and outstanding as of December 31, 2023 (Successor) & no shares issued and outstanding as of December 31, 2022 (Predecessor)	14	—
Additional paid-in-capital	851,841	26,288
Accumulated other comprehensive income	—	17
Accumulated deficit
Members' equity	—	(224,525)
Shareholders' equity	(66,853)	—
Total shareholders' and members' equity	785,009	64,402
Total liabilities, mezzanine shareholders' and members' equity and shareholders' and members' equity	$2,471,050	$78,137
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Operations and Comprehensive Loss
In thousands, except share and unit amounts

	Period from
	June 8 – December 31, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – December 31, 2022 (Predecessor)
Revenue	$—	$175	$580
Cost of revenue	—	3	189
Cost of revenue – related party	—	—	86
Gross profit (loss)	—	172	305

Operating expenses
General and administrative	41,260	12,684	16,685
General and administrative – related party	84	177	504
Sales and marketing	1,791	869	801
Research and development	25,022	2,058	3,121
Research and development – related party	643	12,243	15,817
Project development	625	479	15
Option settlement – related party	79,054	—	—
Depreciation, amortization and accretion	45,031	5,812	13,387
Total operating expenses	193,510	34,322	50,330

Operating loss	(193,510)	(34,150)	(50,025)

Other income (expense)
Interest income (expense)	19,473	4	(4,791)
Change in Earnout Shares liability and Warrant liability	26,515	—	—
Other income (expense)	(1)	(30)	38
Net other income (expense)	45,987	(26)	(4,753)

Net loss before income tax	(147,523)	(34,176)	(54,778)
Income tax benefit	(5,707)	—	—
Net loss after income tax	(141,816)	(34,176)	(54,778)
Net loss attributable to non-controlling interests	(98,760)	—	—
Net loss attributable to NET Power Inc.	(43,056)	(34,176)	(54,778)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	—	—	(3)
Total other comprehensive gain (loss)	—	—	(3)

Comprehensive loss	(141,816)	(34,176)	(54,781)
Comprehensive loss attributable to non-controlling interests	(98,760)	—	—
Comprehensive loss attributable to NET Power Inc.	$(43,056)	$(34,176)	$(54,781)

Net loss per share of Class A Common Stock (Successor) or per membership interest (Predecessor)	$(0.62)	$(9.07)	$(14.79)

Weighted average shares of Class A Common Stock or membership interests, basic and diluted	69,755,848	3,766,871	3,702,803
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statement of Shareholders' Equity and Non-Controlling Interest (Successor)
In thousands, except share and unit amounts

	Class A Common Stock		Class B Common Stock		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	RONI Class A Ordinary Shares		Total Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 8, 2023 (Successor)	—	$—	—	$—	2,500	$—	8,625,000	$1	$—	$(98,966)	$(98,965)	$—	34,500,000	$356,318	$356,318
Sponsor forfeiture of RONI Class B ordinary shares and reservation of earnout shares	—	—	—	—	—	—	(1,986,775)	—	—	—	—	—	—	—	—
Redemption of Class A ordinary shares by RONI public shareholders	—	—	—	—	—	—	—	—	—	—	—	—	(21,195,224)	(218,983)	(218,983)
Redemption of Class A Common Stock	3,868,618	—	(3,868,618)	—	—	—	—	—	53,607	—	53,607	(53,607)	—	—	(53,607)
Conversion of RONI Class A and Class B ordinary shares into NET Power Inc. Class A and Class B Common Stock, respectively	13,307,276	1	6,638,225	1	(2,500)	—	(6,638,225)	(1)	60,045	—	60,046	87,094	(13,304,776)	(137,335)	(50,241)
Issuance of RONI Class A Common Stock to PIPE investors	54,044,995	6	—	—	—	—	—	—	540,445	—	540,451	—	—	—	—
Issuance of Class A Common Stock	54,278	—	—	—	—	—	—	—	27	—	27	—	—	—	—
Equity awards vested due to Business Combination	—	—	8,356,635	1	—	—	—	—	542	(542)	1	109,639	—	—	109,639
Issuance of RONI Class B Common Stock to former NET Power, LLC unitholders	—	—	129,822,703	12	—	—	—	—	(940)	75,711	74,783	1,677,546	—	—	1,677,546
Exercise of Warrants	2,739	—	—	—	—	—	—	—	47	—	47	—	—	—	—
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(181)	—	—	(181)
Establishment of liabilities under Tax Receivable Agreement, net of deferred taxes arising from qualifying exchanges	—	—	—	—	—	—	—	—	(936)	—	(936)	—	—	—	—
Vesting of Earnout Shares	—	—	—	—	—	—	—	—	—	—	—	9,055	—	—	9,055
Amortization of share-based payments	—	—	838,484	—	—	—	—	—	765	—	765	13,358	—	—	13,358
Carrying value adjustment of redeemable Non-controlling Interest	—	—	—	—	—	—	—	—	198,239	—	198,239	(198,239)	—	—	(198,239)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(43,056)	(43,056)	(98,760)	—	—	(98,760)
Balance at December 31, 2023 (Successor)	71,277,906	$7	141,787,429	$14	$—	$—	$—	$—	$851,841	$(66,853)	$785,009	$1,545,905	—	$—	$1,545,905

The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statement of Members' Equity (Predecessor)
In thousands, except share and unit amounts

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members' Equity
	Units	Amount
Balance at December 31, 2022 (Predecessor)	3,722,355	$262,622	$26,288	$17	$(224,525)	$64,402
Issuance of shares to:
Occidental Petroleum	37,152	11,859	—	—	—	11,859
Constellation	28,764	9,181	—	—	—	9,181
BHES (Bonus shares)	—	—	4,690	—	—	4,690
BHES (In-kind shares)	15,491	3,269	634	—	—	3,903
Vesting of profits interests	—	—	2,864	—	—	2,864
Comprehensive loss	—	—	—	—	(34,176)	(34,176)
Balance at June 7, 2023 (Predecessor)	3,803,762	$286,931	$34,476	$17	$(258,701)	$62,723

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members' Equity
	Units	Amount
Balance at December 31, 2021 (Predecessor)	3,555,553	$227,960	$9,275	$20	$(169,747)	$67,508
Issuance of shares to:
BHES	142,180	30,000	—	—	—	30,000
(Less equity issuance costs)	—	(533)	—	—	—	(533)
BHES (Bonus shares)	17,799	3,756	6,102	—	—	9,858
BHES (In-kind shares)	6,823	1,439	1,325	—	—	2,764
Vesting of profits interests	—	—	9,586	—	—	9,586
Comprehensive Loss	—	—	—	(3)	(54,778)	(54,781)
Balance as of December 31, 2022 (Predecessor)	3,722,355	$262,622	$26,288	$17	$(224,525)	$64,402

The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Period from
	June 8 – December 31, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	January 1 – December 31, 2022 (Predecessor)
Cash flows from operating activities
Net loss after tax	$(141,816)	$(34,176)	$(54,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,146	5,700	13,149
Amortization	37,735	9	22
Accretion	93	102	215
Non-cash interest expense	—	30	4,710
Non-cash lease expense	200	59	—
Loss on disposal of property, plant and equipment	7	—	—
Conversion of equity awards	86,585	—	—
Allowance for doubtful accounts	—	352	—
Deferred taxes	(5,707)	—	—
Change in fair value of Earnout Shares liability	(1,378)	—	—
Change in fair value of Warrant liability	(26,270)	—	—
Vesting of profits interests	—	2,864	9,586
Vesting of Earnout Shares	1,118	—	—
Share-based compensation	14,122	8,593	12,622
Changes in operating assets and liabilities:
Accounts receivables	(58)	—	(301)
Interest receivable	(1,942)	—	—
Prepaid expenses	(1,140)	(453)	470
Other current assets	38	1,765	(1,795)
Accounts payable	(1,957)	1,768	(1,137)
Accrued liabilities	(5,249)	(384)	752
Lease liabilities	(48)	(55)	—
Due to related parties – current	142	5,414	(2,357)
Due to related parties – long-term	—	(2,211)	2,212
Net cash used in operating activities	(38,379)	(10,623)	(16,630)

Cash flows from investing activities
Cash acquired as part of Business Combination	7,948	—	—
Purchase of short-term investments	(100,000)	—	—
Purchase of property, plant and equipment	(9,217)	(2,431)	(115)
Net cash used in investing activities	(101,269)	(2,431)	(115)

Cash flows from financing activities
Repurchase of redeemed Class A Ordinary Shares	(218,983)	—	—
Issuance of Class A Common Stock, including exercise of Warrants	74	—	—
Distributions to members	(181)	—	—
Proceeds from PIPE financing, net of issuance costs	540,451	—	—
Issuance of equity under JDA as a result of Business Combination	9,917	—	—
Payment of transaction expenses	(11,722)	—	—
Member loan proceeds	—	—	2,000
Member loan repayments	—	—	(10,000)
Proceeds from share issuances	—	15,836	30,000
Equity issuance costs	—	—	(533)
Net cash provided by financing activities	319,556	15,836	21,467

Net increase in cash	179,908	2,782	4,722

Effect of foreign currency exchange rate changes on cash	—	—	(3)
Cash and cash equivalents, beginning of period	357,019	5,164	445
Cash and cash equivalents, end of period	$536,927	$7,946	$5,164

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$81
Remeasurement of lease liabilities and right-of-use assets due to lease modification (Note 13)	$1,472	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Notes to Consolidated Financial Statements
(In thousands, except share, per share and unit amounts, unless otherwise noted)
NOTE 1 — Organization and Operations
Background
NET Power Inc. (the "Company") is a clean energy technology company that has developed a proprietary process for producing electricity using a predominantly carbon dioxide working fluid that involves the capture and reuse, sale and sequestration of carbon dioxide (the "NET Power Cycle"). The NET Power Cycle is the subject of U.S. and foreign patents, as well as additional applications and provisional applications on file with the United States Patent and Trademark Office and international patent authorities.
Business Combination
On December 13, 2022, NET Power, LLC entered into a Business Combination Agreement with Rice Acquisition Corp. II ("RONI"), Rice Acquisition Holdings II LLC ("RONI OpCo"), Topo Buyer Co, LLC ("Buyer") and Topo Merger Sub, LLC ("Merger Sub"). On June 8, 2023 (the "Closing Date"), Merger Sub merged with and into NET Power, LLC, with NET Power, LLC continuing as the surviving entity, resulting in it becoming a majority-owned, direct subsidiary of Buyer. RONI OpCo, a subsidiary of RONI, renamed itself NET Power Operations LLC ("OpCo") and RONI renamed itself NET Power Inc. upon completion of the merger (the "Business Combination"). The Business Combination resulted in an umbrella partnership, C corporation or "Up-C" structure.
OpCo is a variable interest entity ("VIE") in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"); therefore, RONI represented the accounting acquirer within the Business Combination structure. The Company elected push-down accounting for the Business Combination and recorded the push-down entries at OpCo. ASC 810 requires that a reporting entity that possesses a controlling financial interest in a VIE consolidate that VIE. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities that most significantly impact the VIE's economic performance; and (b) the obligation to absorb the VIE's losses and the right to receive benefits that are significant to the VIE. The Company determined that OpCo continued to meet the definition of a VIE after the Business Combination and that the Company became the primary beneficiary of OpCo beginning on the Closing Date of the Business Combination (Note 3); therefore, the Company has consolidated OpCo from the date of the Business Combination.
As a result of the Business Combination, the Company's financial statement presentation distinguishes NET Power, LLC as the "Predecessor" through June 7, 2023 (the "Predecessor Period") and NET Power Inc. as the "Successor" for periods after the Closing Date (the "Successor Period"). Revenue and earnings after the date of the Business Combination are shown in the Successor Period on the consolidated statement of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
Reference Note 3 for further discussion of the Business Combination.
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Certain prior period amounts have been reclassified to conform to current period presentation.
The consolidated financial statements include the accounts of subsidiaries that NET Power Inc. consolidated according to the rules set forth in ASC 810. The Company consolidates all wholly-owned subsidiaries and subsidiaries in which it owns a 50.0% or greater ownership interest and all VIE's to which it is deemed to represent the primary beneficiary, as described below. These consolidated financial statements include the accounts of all wholly-owned subsidiaries and consolidated VIE's. Intercompany balances have been eliminated through the consolidation process.

Audited Financial Statements of NET Power Inc. - Table of Contents
NOTE 2 — Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations and share-based compensation based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as amounts reported on the consolidated statement of operations and comprehensive loss during the periods presented. Actual results could differ from those estimates.
Business Combinations
The Company applies the guidance within ASC Topic 805, Business Combinations ("ASC 805") to all merger and acquisition transactions, including the Business Combination (Note 3), through which the Company obtains control over one or more other businesses.
The Company applies the acquisition method for all transactions and other events through which the Company obtains control over one or more other businesses, including the Business Combination (Note 3). Under the acquisition method, assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized on the acquisition date and remeasured at fair value in each subsequent reporting period, if the contingent consideration is liability classified. Goodwill is recognized as the excess of the consideration transferred over the fair value of the net identifiable assets acquired.
Segment Reporting
In accordance with ASC Topic 280—Segment Reporting ("ASC 280"), the Company has one operating segment and one reportable segment, which comprises all of the Company's consolidated accounts. The Company has one line of business. The Company has determined that its chief operating decision maker is a committee comprised of the following members of management: chief executive officer, chief financial officer and chief operational officer and president. The chief operating decision makers review financial information presented for the purposes of assessing performance and making decisions on how to allocate resources at the overall company level.
Revenue Recognition, Trade Receivables and Allowance for Doubtful Accounts
The Company follows the guidance within ASC Topic 606, Revenue from Contracts with Customers to determine how and when it recognizes revenues. The Company recognizes revenue when its performance obligations with its customers have been satisfied. To determine revenue recognition for contracts within the scope of ASC 606, the Company (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the entity satisfies the performance obligation.
The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective contractual obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable that the Company will collect the consideration to which it is entitled.
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
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company calculates an allowance for doubtful accounts based on a risk assessment performed when trade receivables are recognized. The allowance is calculated in accordance with ASC Topic 326, Current Expected Credit Losses. Write-offs are recorded at the time when trade receivables are deemed uncollectible.

Audited Financial Statements of NET Power Inc. - Table of Contents
Fair Value
Certain assets and liabilities are carried at fair value in accordance with ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (i.e., the exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2—Significant other observable inputs other than Level 1 prices, such as quoted prices for similar, but not identical, assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and
•Level 3—Significant unobservable inputs in which there is little or no market data available and requires the Company to develop its own assumptions that market participants would use in pricing an asset or liability.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of any input that is significant to the fair value measurement. The Company's estimates of fair values are based upon assumptions believed to be reasonable, but which are uncertain and involve significant managerial judgments made by considering factors specific to the asset or liability. The determination of fair value requires more judgment to the extent the valuation is based on models or inputs that are less observable or unobservable in the market. Accordingly, the degree of judgment exercised by the Company in determining the fair value is greatest for instruments categorized as Level 3.
The Company's recurring fair value measurements comprise the Private Placement Warrants, the Public Warrants, the Earnout Shares (as defined in Note 11) and short-term investments (Note 9).
Cash and Cash Equivalents
Cash consists of liquid deposits at banking institutions that are members of the Federal Deposit Insurance Corporation ("FDIC"). FDIC guidelines guarantee $250 per depositor, per insured bank. As of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), the Company held cash in excess of FDIC limits equal to $334,289 and $4,644 respectively.
As defined within ASC Topic 230, Statement of Cash Flows, cash equivalents represent short-term, highly liquid investments that are both readily convertible to cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2023 (Successor), cash equivalents of $202,138 are not covered by the FDIC program.
The carrying value of cash and cash equivalents equals its fair value.
Short-Term Investments
The Company classifies investments with maturities greater than three months but less than one year as short-term investments. As of December 31, 2023 (Successor), the Company's short-term investment balance consisted of a single six-month certificate of deposit custodied by a domestic banking institution.
Short-term investments are classified as held-to-maturity according to the guidance contained within ASC Topic 320, Investments—Debt Securities ("ASC 320") because the Company has the intent and ability to hold the certificate of deposit until maturity. Interest income generated from short-term investments is recorded as Interest income (expense) on the Company's consolidated statement of operations and comprehensive loss. Interest accrued on short-term investments is recorded as interest receivable on the consolidated balance sheets.
Investments in Securities
In accordance with ASC 320, the Company classifies investments in fixed maturity securities at the acquisition date and reevaluates the classification at each balance sheet date. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are securities acquired with the intent to sell in the near term and are carried at fair value with changes in fair value reported in earnings. All other fixed maturity

Audited Financial Statements of NET Power Inc. - Table of Contents
securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses related to non-credit factors reported as a component of accumulated other comprehensive income. The difference between the original cost and maturity value of a fixed maturity security is amortized to earnings using the interest method.
The primary objectives of the Company's investment portfolio are to maintain the safety of invested capital, provide prudent levels of liquidity to accommodate operational and capital needs and maintain an acceptable level of risk. These risks include credit risk, interest rate risk and concentration risk, which are mitigated through the creation of a diversified investment portfolio consisting of liquid and high credit quality financial instruments.
As required by ASC Topic 326, Financial Instruments—Credit Losses, the Company reviews its available-for-sale securities portfolio for impairment and determines if impairment is due to credit losses or other reasons. In making the assessment of whether a loss arises from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component (e.g. write-offs, recoveries) is recognized as part of the allowance for credit losses on available-for-sale securities.
The Company did not hold any investments in securities as of either December 31, 2023 (Successor) or December 31, 2022 (Predecessor), respectively.
Warrants
The Company issued Public Warrants and Private Placement Warrants (as defined in Note 3) prior to the consummation of the Business Combination. The Company accounts for both the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the Warrants' specific terms and applicable authoritative guidance outlined in ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), ASC Topic 815, Derivatives and Hedging ("ASC 815") and relevant SEC reporting rules. The guidance considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, whether the Warrants meet the definition of a liability pursuant to ASC 480, whether the Warrants meet all of the requirements for equity classification under ASC 815 and whether class of equity into which the Warrants settle possess substantive voting rights. This assessment is conducted at the time of the instruments’ issuance and at each subsequent quarterly period end date while the Warrants remain outstanding. In compliance with ASC 815, the Company accounts for the outstanding Warrants as a liability at fair value on the consolidated balance sheets. The Warrants are subject to remeasurement at each reporting date with any change in the fair value recognized in Change in Earnout Shares liability and Warrant liability on the Company's consolidated statement of operations and comprehensive loss.
Tax Receivable Agreement Liability
As part of the Business Combinations, the Company entered into the Tax Receivable Agreement ("TRA") with certain OpCo unitholders that will represent approximately 75% of the calculated tax savings based on the portion of basis adjustments on exchanges of OpCo units and other carryforward attributes that are anticipated to be able to be utilized in future years. Such tax attributes include the existing tax basis of certain assets of OpCo and its consolidated subsidiaries; tax basis adjustments resulting from taxable exchanges of Class A OpCo Units; certain tax benefits realized by NET Power Inc. as a result of the Business Combination and tax deduction in respect of portions of certain TRA payments. All such payments made under the terms of the TRA are the obligations of NET Power Inc. and not of OpCo.
Reference Note 15 for additional information about the TRA Liability.
Intangible Assets
The Company accounts for definite-lived intangible assets, in accordance with ASC Topic 350, Goodwill and Other Intangible Assets ("ASC 350"). Intangible assets are comprised entirely of developed technology related tot he NET Power Cycle, which the Company amortizes over a 20-year useful life.
Goodwill
The Company recognizes goodwill in accordance with ASC 350. Goodwill represents the excess costs of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The Company's goodwill is not tax deductible. Goodwill is not amortized but is tested annually for impairment. The Company assesses its goodwill

Audited Financial Statements of NET Power Inc. - Table of Contents
value for impairment annually as of October 1. Impairment exists when the carrying amount of the reporting unit exceeds its fair value and an impairment loss is recognized. The Company determined that no impairment charges for goodwill were required to be recognized during the period ended December 31, 2023.
Prepaid Expenses
Prepaid expenses consist of costs paid in advance for software and other subscriptions, patent renewal fees, general liability insurance and employee health insurance.
Property, Plant and Equipment
Property, plant and equipment is generally recorded at the historical cost to acquire the assets. The costs bases of property, plant and equipment to which the Company held title prior to the Business Combination (Note 3) were stepped-up to their respective fair values on June 8, 2023 in accordance with the closure of the Business Combination.
Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Amounts capitalized to construction in progress are not depreciated until the underlying asset is placed into service. The following table summarizes the estimated useful lives used to depreciate property, plant and equipment and assets:

Asset Classification	Useful Life
Furniture and Equipment	4 – 7
Demonstration Plant	7
Property, plant and equipment is presented at cost less accumulated depreciation on the consolidated balance sheets.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant and Equipment, tangible and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets placed in service is measured by comparing the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recorded during the period from June 8, 2023 through December 31, 2023 (Successor), January 1, 2023 through June 7, 2023 (Predecessor) or during the year ended December 31, 2022 (Predecessor).
Leases
Lease agreements may fall within two categories according to ASC Topic 842, Leases ("ASC 842"), operating leases or financing leases. Both operating and finance leases result in the recognition of lease liabilities and associated right-of-use assets that are valued at the net present value of the lease payments and recognized. The Company has elected the short-term lease exception and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably certain to exercise. The Company also elected to not separate lease components and non-lease components when allocating contract consideration to leases of commercial office space. The discount rate used in the measurement of a right-of-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as a proxy for the discount rate based on the term of the lease.
Asset Retirement Obligation
The Company recognizes liabilities for future obligations associated with the retirement of assets. The fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present values using a discounted cash flow approach and the liabilities are accreted using the interest method. The asset retirement obligations that have been recorded to-date relate to the Company's obligation to restore the property underneath the Demonstration Plant at the end of the Demonstration Plant's estimated useful life as required by the lease terms. The accretion expense generated by the Company's asset retirement obligation liability is recognized ratably over the Demonstration Plant's expected seven-year useful life.

Audited Financial Statements of NET Power Inc. - Table of Contents
Net Loss per Unit
During the Predecessor Period, the Company computed basic net loss per unit by dividing the total net loss applicable to membership interest holders by the weighted average number of membership interests outstanding during the period. The Company computed diluted net loss per unit by dividing the net loss applicable to membership interest holders by the sum of the weighted-average number of membership interests outstanding during the period and the potentially dilutive effects of distribution units, profits interests and options to purchase membership interests. Such items were excluded if their effect was anti-dilutive. Since the impact of the distribution units, profits interests, and options to purchase membership interests were anti-dilutive during periods of net loss, there was no difference between the Company's basic and diluted net loss per unit for the period from January 1, 2023 through June 7, 2023 (Predecessor) or the year ended December 31, 2022 (Predecessor).
Net Loss per Share
During the Successor Period, basic net loss per share is computed based on the weighted average number of shares of Class A Common Stock outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued. For the purposes of the diluted earnings per share calculation, Warrants, Earnout Shares (as defined in Note 11), restricted stock units and conversion of OpCo Units are excluded from the calculation for the period from June 8, 2023 through December 31, 2023 (Successor), as the inclusion would be anti-dilutive due to the losses reported in the year.
Share Based Compensation
The Company applies ASC Topic 718, Share-Based Payments ("ASC 718") to account for its equity awards. In accordance with ASC 718, the Company recognizes expense related to equity awards for which vesting is considered probable. Forfeitures are recognized as they occur. For service-based awards, compensation cost is measured at fair value on the grant date and expensed ratably over the vesting term. For performance-based grants, the fair value is measured on the grant date and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Subsequent to the Business Combination, the Company uses the publicly quoted price on the grant date to estimate the fair value of the award. The Company recognizes compensation expense generated by all service-based awards on a straight-line basis over the underlying awards' vesting period. Compensation expense from share-based awards is recorded as General and administrative expense in the consolidated statement of operations and comprehensive loss.
Prior to the Business Combination, equity awards granted to employees included unvested membership units in NET Power, LLC. The estimated fair value of NET Power, LLC membership units was determined by an independent, external valuation service provider at each equity grant date until the Closing Date, upon which the Company became publicly traded. On the Closing Date, the Company fair valued the OpCo Units used to satisfy outstanding share-based awards at the fair value of the Company's Class A Common Stock.
Earnout Shares and Restricted Shares
Unvested Earnout Shares (as defined in Note 11) are reported as liabilities on the Company's consolidated balance sheets. The liability classification reflects the interpretation that the Earnout Share settlement provision contingent on a change in control event does not represent an input into a fixed-for-fixed option pricing model. The usage of a model other than a fixed-for-fixed option model results in liability classification pursuant to the guidance in ASC 815.
The Price Based Lockup Shares and the Time-Based Lockup Shares (as defined in Note 11) are included as equity within the Company's consolidated balance sheets.
Non-Controlling Interest
Non-controlling interests ("NCI") represent ownership positions of OpCo held by sponsors, certain strategic partners and owners of NET Power, LLC prior to the Business Combination. After the conversion of Class B OpCo Units to Class A OpCo Units in the Business Combination, NCI is comprised exclusively of Class A OpCo Units (Note 11). After evaluating Class A OpCo Unit redemption rights under ASC 480, the Company determined that Class A OpCo Units are subject to potential cash redemption that rests outside the Company's control. The Company has classified NCI as a component of mezzanine equity in consideration of this cash redemption feature and in accordance with the guidance in ASC 810. The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value, which equals the closing price of the Company's Class A Common Stock on the measurement date. As of December 31,

Audited Financial Statements of NET Power Inc. - Table of Contents
2023 (Successor), the book value was higher than the redemption value of non-controlling interests. The change in measurement is shown as the carrying value adjustment of redeemable Non-Controlling Interest in the Company's consolidated statement of shareholders' equity and non-controlling interest.
The Company's net loss before income tax and the non-tax components of comprehensive loss in the Successor Period are reduced by the portion of net loss before income tax and the non-tax components of comprehensive loss, respectively, attributable to non-controlling interests.
Research and Development Costs
The Company expenses costs related to operations and testing at the Demonstration Plant, as well as engineering and design costs related to development of the NET Power Cycle as incurred. These costs are included in Research and development expense on the consolidated statement of operations and comprehensive loss.
Related Parties
The Company applies ASC Topic 850, Related Parties and prevailing SEC guidance to classify and report transactions with related parties.
The Company has entered into contractual relationships with several of its current shareholders and former members that qualify as related parties according to the aforementioned criteria. These relationships include loans from members and master service agreements ("MSA's"). Reference Note 8 for additional information.
Income Taxes
The Company applies the guidance set forth in ASC Topic 740, Income Taxes ("ASC 740") to evaluate its tax positions. The Company evaluates the realizability of deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
NET Power Inc. consolidates the financial results of OpCo in its consolidated financial statements. OpCo represents a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As a pass-through entity for tax purposes, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to its members, including NET Power Inc., which is taxed as a corporation that pays corporate federal, state and local taxes with respect to income allocated from OpCo based on its economic interest in OpCo. During the Predecessor Period, NET Power, LLC's results of operations do not include any material provisions for U.S. federal income tax because NET Power, LLC represents a pass-through entity for federal income tax purposes.
Recently Adopted Accounting Standards
During November, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires that public entities include the following segment disclosures in its interim and annual financial statements: significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; an amount for other segment items, which comprise segment revenue less segment expenses and measures of segment profit or loss by reportable segment, and a description of their compositions; additional measures of segment profit, subject to qualifications, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources; and the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 requires public entities that have a single reportable segment to provide all of these disclosures and all existing segment disclosures in ASC 280. ASU 2023-07 is effective for all annual reporting periods beginning after December 15, 2023 and for all interim reporting periods beginning after December 15, 2024. Early adoption is permitted.
The Company incorporated ASU 2023-07's relevant disclosure requirements by identifying the CODM and clarifying that the Company's single reportable segment comprises all of the consolidated financial statements in Note 2. The disclosure requirements related to significant segment expenses, other segment items and measures of segment profit did not affect the Company's consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
Accounting Standards Not Yet Adopted
During October, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in Securities and Exchange Commission ("SEC") Release No. 33-10532, Disclosure Update and Simplification into various topics within the Accounting Standards Codification. ASU 2023-06’s amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 will have a material effect on its consolidated financial statements.
During December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires public business entities to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for public business entity calendar years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect ASU 2023-09 will have on its consolidated financial statements.
NOTE 3 — Business Combination
RONI, a Cayman Islands exempted company, was organized as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 18, 2021, RONI completed its IPO, generating gross proceeds of approximately $345,000. The net proceeds from the IPO were subsequently placed in a trust account for the intended purpose of consummating a business combination. As discussed in Note 1, the Business Combination was consummated on June 8, 2023.
The result of the Business Combination generated the following financial results:
•The Business Combination generated $121,883 of expenses, including $16,021 of acquirer expenses recorded "on-the-line" because they would not have been incurred had the Business Combination not closed.
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
•The Company registered and issued 67,352,271 shares of Class A Common Stock on the New York Stock Exchange ("NYSE").
•The Company recorded 8,624,974 Public Warrants exercisable into 8,624,974 shares of Class A Common Stock at a price of $11.50 per share (the "Public Warrants"). The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company's Class A Common Stock price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company's Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire five years after the Closing Date.

Audited Financial Statements of NET Power Inc. - Table of Contents
•The Company recorded 10,900,000 Private Placement Warrants, which are exercisable for 10,900,000 shares of Class A Common Stock at a price of $11.50 per share (the "Private Placement Warrants," and collectively with the Public Warrants, the "Warrants"). The Private Placement Warrants expire five years after the Closing Date. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable as long as they are held by the initial purchasers or their permitted transferees. The Private Placement Warrants and Class A Common Stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights.
•The Company recorded $71,426 of deferred tax liabilities, which represent the difference between NET Power Inc.'s tax basis and its US GAAP basis in OpCo, with an offsetting entry to goodwill. The basis difference is primarily attributable to the Company's developed technology and its Demonstration Plant asset.
•The Company received $661,623 of cash net of certain expenses paid on the Closing Date.
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

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table sets forth the fair value of the assets and liabilities assumed in connection with the Business Combination:

Total
Assets acquired
Current assets
Cash	$7,946
Prepaid expenses	637
Other current assets	30
Total current assets	8,613

Long-term assets
Intangible assets, net	1,345,000
Property, plant and equipment	91,855
Right-of-use assets	940
Total long-term assets	1,437,795
Total assets acquired	$1,446,408

Liabilities assumed
Current liabilities
Accounts payable	$2,574
Accrued liabilities	7,370
Current lease liability	137
Other current liabilities	1
Total current liabilities	10,082

Long-term liabilities
Deferred tax liability	71,426
Asset retirement obligation	1,967
Long-term lease liability	594
Total long-term liabilities	73,987
Total liabilities assumed	84,069

Total identifiable net assets	1,362,339
Goodwill	423,920
Net assets acquired	$1,786,259
The following methodologies were used to estimate the fair value of the acquired assets and liabilities:
•Cash, prepaid expenses, accounts payable and accrued liabilities were recorded at their historical book values as that approximates fair value.
•Developed technology was valued using a multi-period excess earnings method income approach. Leases were valued using the yield capitalization method income approach. The income approach is a general way of developing a value indication for an asset using one or more methods that convert anticipated economic benefits into a present single amount.
•Personal property was valued using the indirect cost method. The cost approach is a general way of estimating the value of an asset by determining the amount of money required to replace the asset with another asset having equivalent utility.

Audited Financial Statements of NET Power Inc. - Table of Contents
The purchase price allocation is subject to change upon finalizing the tax returns for the year ended December 31, 2023 (Successor), which the Company expects to occur prior to the one year anniversary of the acquisition date.
Unaudited Pro-Forma Information
The following table presents unaudited pro forma information as if the Business Combination occurred as of January 1, 2022 (Predecessor). The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value re-measurement of assets acquired and liabilities assumed, for alignment of accounting policies, and transaction expenses as if the Business Combination occurred on January 1, 2022 (Predecessor). The unaudited pro forma results do not include any anticipated cost synergies or other effects of the combined company. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Business Combination been completed on the date indicated, nor are they indicative of the Company's future operating results.

	Year Ended December 31,
	2023	2022
Pro forma revenue	$175	$580
Pro forma net loss	$(205,387)	$(121,652)
Pro forma net loss attributable to non-redeemable controlling interest	$(67,778)	$(40,145)
Pro forma net loss attributable to non-redeemable non-controlling interests	$(137,609)	$(81,507)
NOTE 4 — Goodwill and Intangible Assets
Goodwill
Goodwill represents the future economic benefits derived from the Company's unique market position, the growth attributable to the NET Power Cycle and the Company's assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill is allocated to the Company's sole reportable segment and reporting unit.
The following table presents the Company's goodwill balance as of December 31, 2023 (Successor):

Goodwill at June 8, 2023 (Successor)	$433,736
Measurement Adjustments	(9,816)
Goodwill at December 31, 2023 (Successor)	$423,920
Current period measurement adjustments of $9,816 reflect the effects of changes to deferred tax liability estimates calculated as part of the purchase price allocation that accompanied the Business Combination.
Definite Lived Intangible Assets
The following tables present the Company's definite lived intangible assets as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor) are as follows:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Developed technology, gross	$1,345,000	$604
Accumulated amortization	(37,735)	(341)
Developed technology, net	$1,307,265	$263
Amortization expense for the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through December 31, 2023 (Successor) was $9 and $37,735, respectively. Amortization expense for the year ended December 31, 2022 (Predecessor) was $22. Periodic amortization expense excludes expenses attributable to goodwill,

Audited Financial Statements of NET Power Inc. - Table of Contents
which is not amortized. The Company does not own or control any intangible assets with indefinite useful lives except goodwill. The following table presents estimated amortization expense for the next five years and thereafter:

2024	$67,250
2025	67,250
2026	67,250
2027	67,250
2028	67,250
2029 and thereafter	971,015
Total	$1,307,265
NOTE 5 — Property, Plant and Equipment
The following table summarizes the key classifications of property, plant and equipment as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor):

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Furniture and equipment, gross	$320	$368
Demonstration Plant, gross	89,241	128,013
Construction in progress	14,441	—
Total property, plant and equipment, gross	104,002	128,381
Accumulated depreciation	(7,146)	(58,786)
Total property, plant and equipment, net	$96,856	$69,595
Depreciation expense for the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through December 31, 2023 (Successor) was $5,700 and $7,146, respectively. Depreciation expense for the year ended December 31, 2022 (Predecessor) was $13,149.
NOTE 6 — Accrued Liabilities
Accrued liabilities as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor) are as follows:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Accrued incentive compensation	$2,016	$1,451
Accrued cash-based expense of BHES JDA	3,669	—
Accrued legal service provider fees	160	713
Accrued capital expenditures	3,605	—
Other accrued liabilities	1,465	228
Total accrued liabilities	$10,915	$2,392

Audited Financial Statements of NET Power Inc. - Table of Contents
NOTE 7 — Revenue and Accounts Receivable
Revenue
The following table disaggregates the Company's revenue streams into its major sub-components:

	June 8 – December 31, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 - December 31, 2022 (Predecessor)
Feasibility studies	$—	$175	$125
Test data sales	—	—	150
Testing services	—	—	305
Total revenue	$—	$175	$580
Feasibility studies revenue comprises studies conducted on behalf of potential licensees to determine the applicability of the NET Power Cycle to the counterparty's specific use case. The Company's performance obligations associated with feasibility studies are satisfied over time because the customer simultaneously receives and consumes the benefits as the Company delivers the relevant reports. The Company measures progress under these arrangements using an output method based on contract phases reached.
Test data sales comprises the sale to potential licensees of access to testing results and other data associated with testing performed at the Demonstration Plant. The Company's performance obligations associated with test data contracts are satisfied over time because the customer simultaneously receives and consumes the benefits as the Company performs. The Company measures progress under these arrangements using an output method based on contract phases reached.
Testing services revenue comprised reimbursement of costs associated with the performance of testing on behalf of a customer at the Demonstration Plant. The Company's performance obligations associated with testing services are satisfied over time because the grant recipient received the benefit simultaneous to the Company's performance. The Company was compensated based on expenses incurred plus an administrative markup. The Company measured progress under this arrangement using an input method based on costs incurred. Expenses related to the project were recorded as Cost of revenue on the consolidated statement of operations and comprehensive loss and submitted for reimbursement with an administrative markup.
Performance Obligations
Revenue recognized under contracts with customers exclusively includes the performance obligations satisfied in the applicable reporting period and excludes all performance obligations satisfied in prior reporting periods. As of December 31, 2023 (Successor), the Company recorded no transaction prices allocated to open performance obligations.
Accounts Receivable
Accounts receivable, net as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor) includes the following balances:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Accounts receivable, gross	$58	352
Allowance for doubtful accounts	—	—
Accounts receivable, net	$58	$352
During the period from January 1, 2023 through June 7, 2023 (Predecessor), the Company recorded bad debt expense associated with its accounts receivables equal to $352 within General and administrative expense on the consolidated statement of operations and comprehensive loss, respectively. During the periods from June 8, 2023 through December 31, 2023 (Successor) and the year ended December 31, 2022 (Predecessor), the Company did not record any bad debt expense associated with its accounts receivable.

Audited Financial Statements of NET Power Inc. - Table of Contents
NOTE 8 — Related Party Transactions
The following table summarizes the related party amounts on the consolidated balance sheets:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Amounts due to related parties under MSA	$142	$178
Due to related parties - current	$142	$178

Amounts due to related parties under BHES JDA	$—	$2,212
Due to related parties - long-term	$—	$2,212
The following table summarizes the related party amounts on the consolidated statement of operations and comprehensive loss for the periods presented:

	June 8 – December 31, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	Year Ended December 31, 2022 (Predecessor)
MSA costs related to testing services	$—	$—	$86
Cost of revenue – related party	$—	$—	$86

MSA administrative costs	$84	$79	$247
Engineering support provided by former board member	—	97	230
Engineering services provided by former investor	—	—	27
General and administrative – related party	$84	$177	$504

MSA costs for Demonstration Plant	$643	$530	$984
BHES JDA	—	11,713	14,833
Research and development – related party	$643	$12,243	$15,817

Option settlement – related party	$79,054	$—	$—
MSA
A significant shareholder has provided the Company with marketing services, patent administration services and technology maintenance services related to the development of the NET Power Cycle. The total cost incurred for these services was $79 and $84 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through December 31, 2023 (Successor), respectively. The total cost incurred for these services was $247 during the year ended December 31, 2022 (Predecessor). These totals are included in General and administrative – related party on the consolidated statement of operations and comprehensive loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the Demonstration Plant. The total cost incurred for these services was $530 and $643 during the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through December 31, 2023 (Successor), respectively. The total cost incurred for these services was $984 during the year ended December 31, 2022 (Predecessor). These totals are reflected in Research and development – related party on the consolidated statement of operations and comprehensive loss. The Company had $142 and $178 in current liabilities payable to related parties as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), respectively, on the consolidated balance sheets related to these services. These related party payables are unsecured and are due on demand.

Audited Financial Statements of NET Power Inc. - Table of Contents
Engineering Support Provided by Former Board Member
A shareholder who is also a former board member, supported the Company with regard to general business oversight and with the operation of the Demonstration Plant. The total cost incurred for these services was $97 during the period from January 1, 2023 through June 7, 2023 (Predecessor). The total cost incurred for these services was $230 for the year ended December 31, 2022 (Predecessor). These expenses are reflected in Research and development – related party on the consolidated statement of operations and comprehensive loss prior to the Business Combination. The counterparty ceased being a related party on June 8, 2023 upon completion of the Business Combination.
BHES JDA
Additionally, the Company has an agreement with a shareholder as discussed in Note 14. Transactions under the BHES JDA are included in Research and development – related party on the consolidated statement of operations and comprehensive loss prior to the Business Combination. Subsequent to the Business Combination, transactions under the BHES JDA are included in Research and development on the consolidated statement of shareholders' equity and non-controlling interest because BHES ceased being a related party on June 8, 2023. The Company had $2,212 in long-term liabilities payable to related parties as of December 31, 2022 (Predecessor) on the consolidated balance sheets related to this agreement.
Option Settlement
One of the Company's shareholders owned an option to purchase up to 711,111 membership interests from NET Power, LLC if NET Power, LLC met certain performance conditions, which it did not achieve prior to the close of the Business Combination. Immediately prior to the close of the Business Combination (Note 3), the option holder received 247,655 NET Power, LLC membership interests with a value of approximately $79,054 in exchange for retiring the purchase option. The membership interests converted into 7,905,279 Class A OpCo Units and a corresponding quantity of shares of Class B Common Stock in conjunction with the Business Combination. The loss generated from the settlement of the share purchase option is recorded as Option settlement – related party expense on the consolidated statement of operations and comprehensive loss.
NOTE 9 — Fair Value Measurement
The following table presents information about the Company's liabilities that are measured at fair value on a recurring basis as of December 31, 2023 (Successor) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine each asset's and each liability's fair value:

Assets	Level 1	Level 2	Level 3	Total
Short-term Investments	$—	$100,000	$—	$100,000
Total	$—	$100,000	$—	$100,000

Liabilities	Level 1	Level 2	Level 3	Total
Public Warrants	$18,969	$—	$—	$18,969
Private Placement Warrants	—	—	36,951	36,951
Earnout Shares	—	—	1,671	1,671
Total	$18,969	$—	$38,622	$57,591
The following table presents information about the Company's liabilities that were measured at fair value on a recurring basis as of December 31, 2022 (Predecessor) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine the liability’s fair value:

Liabilities	Level 1	Level 2	Level 3	Total
Option Liability	$—	$—	$5,174	$5,174
Total	$—	$—	$5,174	$5,174

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements:

	June 8 – December 31, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 - December 31, 2022 (Predecessor)
Balance of recurring level 3 liabilities at beginning of period	$63,851	$5,174	$1,459
Change in Earnout Shares liability and Warrant liability	(16,174)	—	—
Change in Option liability	—	—	3,715
Issuances	(9,055)	—	—
Payments	—	(5,174)	—
Balance of recurring level 3 liabilities at end of period	$38,622	$—	$5,174
Earnout Shares
The fair values for the Earnout Shares are estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average share price. The key inputs into the valuation of the Earnout Shares are an expected term of three years, a risk-free rate of 4.1% and estimated equity volatility of 38.5%. The estimated equity volatility assumption is based on a blended average of asset and equity volatility measurements of publicly traded companies within the Company's peer group.
Warrants
The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the Public Warrants are considered to be Level 1 fair value instruments because their price is observable.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the Class A Common Stock closing price of $10.10 as of December 31, 2023 (Successor), the risk free rate of 3.8%, volatility of 39.4%, a term of five years and a strike price of $11.50 per share. The volatility assumption is based on a blended average of operating and equity volatility of publicly traded companies within the Company's peer group, the Company's own historical volatility and the implied volatility of the Public Warrants. The Private Placement Warrants are considered to be Level 3 fair value instruments because they are not traded on public markets; therefore, their price is not observable.
Short-term Investments
Short-term investments are valued at cost, which approximates fair value. Short-term investments are considered Level 2 fair value instruments because cost basis is not observable in a public market.
Please reference Note 3 for a description of the terms of the Warrants.
Option Liability
The Company's option liability was issued in conjunction with member loans on October 15, 2021. The loans were fully repaid on February 3, 2022; however, the members had one year to exercise their options subsequent to the repayment of the loans. The interest expense related to these loan options was $30 during the period from January 1, 2023 through June 7, 2023 (Predecessor). These measurements were reported in Interest income (expense) on the consolidated statement of operations and comprehensive loss. In early 2023, two option holders exercised their options to purchase an aggregate of 34,588 membership units in NET Power, LLC for total proceeds of $5,836. There were no loan options outstanding at the time of the Business Combination.
NOTE 10 — Net Loss per Share/Unit
Successor Period
Basic net loss per share is computed based on the weighted average number of shares of Class A Common Stock outstanding. Diluted net income per share is computed based on the weighted average number of shares of Class A

Audited Financial Statements of NET Power Inc. - Table of Contents
Common Stock outstanding, increased by the number of any additional shares of Class A Common Stock that would have been outstanding had any potentially dilutive shares of Class A Common Stock been issued and reduced by the number of shares of Class A Common Stock the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares.
For the purposes of the diluted earnings per share calculation, Warrants, Earnout Shares, BHES Bonus Shares (as defined in Note 12), unvested Class A OpCo Units and the potential conversion of vested OpCo Units are excluded from the net loss per share calculation for the period from June 8, 2023 through December 31, 2023 (Successor) because their inclusion would be anti-dilutive due to the losses reported in the Successor Period. Additionally, Earnout Shares and BHES Bonus Shares are excluded from the net loss calculation because the contingencies that would allow for those Earnout Shares to vest into OpCo Units have not yet been met. Based on the amounts outstanding at December 31, 2023 (Successor), the Company excluded the following financial instruments from the computation of diluted net loss per unit because their inclusion would be anti-dilutive due to the losses reported in the Successor Period:

Anti-Dilutive Instrument	December 31, 2023 (Successor)
Public Warrants	8,622,235
Private Placement Warrants	10,900,000
Earnout Shares	328,925
BHES Bonus Shares	2,068,416
Unvested Class A OpCo Units	848,415
Vested Class A OpCo Units	141,304,030
Unvested RSU's	443,221
Total	164,515,242
Only shares of Class A Common Stock participate in the Company's undistributed earnings. As such, the Company's undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the period from June 8, 2023 through December 31, 2023 (Successor).
The following table sets forth the computation of the Company's basic and diluted net loss per share for the period from June 8, 2023 through December 31, 2023 (Successor):

Class A Common Stock
Numerator
Net loss	$(141,816)
Net loss attributable to shareholders	$(43,056)
Denominator
Weighted-average number shares outstanding, basic and diluted	69,756
Net loss per share attributable to shareholders, basic and diluted	$(0.62)
Predecessor Period
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
As of December 31, 2022 (Predecessor), the Company's anti-dilutive securities were profits interests, member loan share options and share options. Based on the amounts outstanding at December 31, 2022 (Predecessor), the Company excluded

Audited Financial Statements of NET Power Inc. - Table of Contents
the following positions from the computation of diluted net loss per unit because their inclusion would be anti-dilutive due to the losses reported in the Predecessor Period:

Anti-Dilutive Instrument	December 31, 2022 (Predecessor)	June 7, 2023 (Predecessor)
Unvested profits interests	226,494	119,076
Member loan share options	34,588	—
Occidental Petroleum share options	711,111	—
Total	972,193	119,076
The following table sets forth the computation of the Company's basic and diluted net loss per unit for the period from January 1, 2023 through June 7, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor), respectively:

	Period from January 1 - June 7, 2023 (Predecessor)	Year Ended December 31, 2022 (Predecessor)
Numerator
Net loss	$(34,176)	$(54,778)
Net loss attributable to membership interest holders	$(34,176)	$(54,778)

Denominator
Weighted-average number membership interests outstanding, basic and diluted	3,767	3,703
Net loss per unit attributable to membership interest holders, basic and diluted	$(9.07)	$(14.79)
NOTE 11 — Shareholders' Equity and Non-Controlling Interest
Successor Period
The Company's equity consists of a total of 831,000,000 authorized shares across all classes of capital stock, which the Company has the authority to issue. The 831,000,000 authorized shares consist of 1,000,000 authorized shares of Preferred Stock with a par value of $0.0001 per share, 520,000,000 authorized shares of Class A Common Stock with a par value of $0.0001 per share, and 310,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.
As of December 31, 2023 (Successor), the Company had no outstanding shares of Preferred Stock, 71,277,906 outstanding shares of Class A Common Stock, and 141,787,429 outstanding shares of Class B Common Stock.
Class A Common Stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders and do not have cumulative voting rights. Class A Common Stock is entitled to receive dividends (payable in cash, stock or otherwise), if any, as may be declared from time to time by the Company's Board of Directors (the "Board"). In the event of liquidation, dissolution, distribution of assets or other winding up, Class A Common Stock is entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any outstanding shares of Preferred Stock.
Class B Common Stock is not transferable except in connection with a permitted transfer of a corresponding number of OpCo Units. Class B Common Stock is entitled to one vote per share on all matters to be voted upon by the holders of Common Stock. Holders of shares of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to stockholders subject to certain exceptions. Class B Common Stock does not have the right to receive dividends, unless the dividend consists of shares of Class B Common Stock or of rights, options, warrants or other securities convertible or exercisable into or redeemable for shares of Class B Common Stock paid proportionally with respect to each outstanding share of Class B Common Stock and a dividend consisting of shares of Class A Common Stock or of rights, options, warrants or other securities convertible or exercisable into or redeemable for shares of Class A Common Stock on the same terms is simultaneously paid to the holders of Class A Common Stock. Class B Common Stock does not have any right to receive a distribution upon a liquidation or winding up of the Company.

Audited Financial Statements of NET Power Inc. - Table of Contents
As of December 31, 2023 (Successor), redeemable non-controlling interests are comprised of 140,610,089 vested Class A OpCo Units, of which 6,967,050 units were formerly vested Class B OpCo Units. Class A OpCo Units are exchangeable for shares of Class A Common Stock or redeemable for cash. Additionally, the Company holds a call right that enables it to redeem Class A OpCo Units for shares of Class A Common Stock or cash once the unit holder has elected to redeem the equity instrument.
After considering the effects of consolidation, the Company owns 33.0% of OpCo and NCI holders own the residual 67.0%. The table below demonstrates the calculation of net loss before income tax attributable to redeemable non-controlling interest holders for the June 8, 2023 through December 31, 2023 (Successor) period and the June 8, 2023 through December 31, 2023 (Successor) period:

Period from June 8 - December 31, 2023 (Successor)
Net Loss before income tax	$(147,523)
Redeemable non-controlling interest percentage - Class A OpCo Units	67.0%
Net Loss before income tax attributable to Class A OpCo Units	$(98,760)
Earnout Shares and Restricted Shares
As part of the Business Combination (Note 3), 128,908,518 Class A OpCo Units and a corresponding number of shares of Class B Common Stock, 7,624,999 Class B OpCo Units and a corresponding number of shares of Class B Common Stock and 54,047,495 shares of Class A Common Stock owned by the Sponsor, the Sponsor's affiliates and private investors were subjected to certain vesting and transfer restrictions. Upon conversion of Class B OpCo Units to Class A OpCo Units, the 6,072,463 Class B OpCo Units subject to vesting and transfer restrictions became Class A OpCo Units.
Of the total shares subject to vesting and transfer restrictions, 986,775 Class A OpCo Units, all of which were formerly Class B OpCo Units, and a corresponding number of shares of Class B Common Stock vest in three equal tranches contingent upon the share price of the Class A Common Stock or the occurrence of a change in control event (the "Earnout Shares"). The first tranche vests if the closing price of the Class A Common Stock on the NYSE is greater than or equal to $12.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023. The second tranche vests if the closing price of the Class A Common Stock on the NYSE is greater than or equal to $14.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023. The third tranche vests if the closing price of the Class A Common Stock on the NYSE is greater than or equal to $16.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023 and ending on the three-year anniversary of the Closing Date.
Of the OpCo Units subject to transfer restrictions, 44,544,551 Class A OpCo Units, of which 1,575,045 were formerly Class B OpCo Units, (the "Price-Based Lock-up Shares") may not be transferred until after the three-year anniversary of the Closing Date; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after June 23, 2023 exceeds (or, in the case of the 1,575,045 Class A OpCo Units that were formerly Class B OpCo Units, equals) (i) $12.00 per share, then one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, (ii) $14.00 per share, then an additional one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, and (iii) $16.00 per share, then all of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions.
The remaining 89,449,655 Class A OpCo Units, of which 3,510,643 were formerly Class B OpCo Units (the "Time-Based Lock-up Shares") subject to transfer restrictions may not be transferred until after the one-year anniversary of the Closing Date; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after December 8, 2023, exceeds (or in the case of the 3,510,643 Class A OpCo Units that were formerly Class B OpCo Units, equals) $12.00 per share, then the Time-Based Lock-up Shares will no longer be subject to such lock-up restrictions.
On August 16, 2023, pursuant to the OpCo limited liability company agreement, all Class B OpCo Units converted into Class A OpCo Units on a one-for-one basis due to the exercise on such date by an OpCo Unitholder of its Class B OpCo

Audited Financial Statements of NET Power Inc. - Table of Contents
Unit conversion right, which allowed the holder to convert its own Class B OpCo Units into Class A OpCo Units on a one-for-one basis.
During the period from June 8, 2023 through December 31, 2023 (Successor), the Company's Class A Common Stock achieved the $12.00 per share and $14.00 per share prices necessary to cause two-thirds of the Earnout Shares to vest and to remove the lock-up provision from two-thirds of the Price-Based Lock-Up Shares. As of December 31, 2023 (Successor), 328,925 Class A OpCo units and a corresponding number of shares of Class B Common Stock included in the Earnout Shares remain unvested. As of December 31, 2023 (Successor), 14,848,184 Price-Based Lockup Shares remain restricted.
Predecessor Period
The Company's equity in the Predecessor Period comprised a single class of membership interests. The Company's members’ equity as of December 31, 2022 (Predecessor) included 4,987,845 authorized membership interests, of which 3,722,355 were issued and outstanding.
Due to the absence of an active market for the Company's membership interests, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid— Valuation of Privately-Held Company Equity Securities Issued as Compensation to estimate the fair value of its membership interests. The estimated fair value of the membership interests was determined at each grant date based upon a variety of factors, including price of equity issuances by the Company, the Company's financial position, historical financial performance, the Company's developed, external market conditions affecting any trends within the industry and the likelihood of achieving a liquidity event.
NOTE 12 — Share-Based Payments
OpCo Unit Awards (Predecessor and Successor)
As of December 31, 2023 (Successor), there was $2,352 of unrecognized share-based compensation expense related to unvested Class A OpCo Units granted under previous programs, which the Company expects to recognize over a weighted average period of three years.
As of December 31, 2022 (Predecessor), there was $9,312 of unrecognized share-based compensation expense related to unvested equity awards granted under previous programs, which the Company expects to recognize over a weighted average period of one year.
Pursuant to the Business Combination Agreement (Note 3), the Company agreed to amend the settlement provisions of certain unvested, outstanding profits interests previously issued by NET Power, LLC (the "Replacement Awards"). Unvested Replacement Awards that would have originally settled into NET Power, LLC membership interests will now settle into Class A OpCo Units and a corresponding number of shares of Class B Common Stock. The number of Class A OpCo Units and shares of Class B Common Stock into which the Replacement Awards will settle is calculated so that the settlement value approximates the value of NET Power, LLC membership interests into which the profits interests would have settled. The Replacement Awards will continue to vest over the original applicable service periods and are subject to the same performance conditions as the profits interests. Compensation cost associated with the Replacement Awards is recognized over the requisite service period as the Company evaluates the probability of performance conditions’ achievement.
The following table presents a summary of employee equity awards comprised of Class A OpCo Units and the corresponding quantity of shares of Class B Common Stock outstanding, granted, forfeited, vested on an accelerated basis and redeemed during the current year-to-date:

Audited Financial Statements of NET Power Inc. - Table of Contents

	Quantity		Calculated Value
	Period from June 8 - December 31, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Period from June 8 - December 31, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)
Unvested, beginning of period	1,895,122	226,494	$4.95	$63.25
Granted	—	—	$—	$—
Forfeited	(324,568)	—	$5.66	$—
Vested	(30,069)	(107,418)	$4.32	$63.18
Accelerated	(692,070)	—	$4.32	$—
Unvested, end of period	848,415	119,076	$4.62	$63.32
Accelerated Vesting and Forfeiture of Certain Profits Interests
Also pursuant to the Business Combination Agreement, the Company agreed to accelerate the vesting of certain unvested profits interests upon completion of the Business Combination. The Business Combination resulted in the immediate vesting of 30,000 profits interests, which equated to 451,356 Class A OpCo Units and a corresponding number of shares of Class B Common Stock, that generated $1,624 in compensation cost, which was directly attributed to the transaction on June 8, 2023. The expense generated by the accelerated vesting of certain profits interests is recorded in General and administrative within the June 8 through December 31, 2023 (Successor) period on the consolidated statement of operations and comprehensive loss.
Additionally, the Business Combination resulted in the forfeiture of 30,000 unvested profits interests, which equated to 324,568 Class A OpCo Units and a corresponding number of shares of Class B Common Stock. This forfeiture did not affect the compensation expense recorded on the consolidated statement of operations and comprehensive loss because the awards were unvested at the time of forfeiture.
Restricted Stock Units (Successor)
In conjunction with the Business Combination, the Board and RONI's shareholders approved the 2023 Omnibus Incentive Plan. The 2023 Omnibus Incentive Plan initially reserves 20,468,545 shares of Class A Common Stock for issuance as equity awards. The quantity of shares of Class A Common Stock reserved for grant under the 2023 Omnibus Incentive Plan will be subject to an annual increase on the first day of each calendar year beginning January 1, 2024, and ending and including January 1, 2033, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on December 31 of the immediately preceding calendar year and (ii) any such smaller number of shares as is determined by the Board.
During the period from June 8, 2023 through December 31, 2023 (Successor), the Company authorized the issuance of 443,221 RSU's under the terms of the Omnibus Incentive Plan. As of December 31, 2023 (Successor), there was $5,188 of unrecognized share-based compensation expense related to unvested RSU's, which the Company expects to recognize over a weighted average period of three years
The following table presents a summary of RSU's outstanding, granted, forfeited, vested and accelerated during the period from; June 8, 2023 through December 31, 2023 (Successor):

	Quantity	Fair Value
Unvested, beginning of period	—	$—
Granted	443,221	$13.43
Forfeited	—	$—
Vested	—	$—
Accelerated	—	$—
Unvested, end of period	443,221	$13.43
Awards granted to employees and the majority of executives cliff-vest on the three-year anniversary date of the grant. Awards granted to independent directors and certain executives use a graded vesting schedule over the three-year period that begins on each award's grant date.

Audited Financial Statements of NET Power Inc. - Table of Contents
BHES JDA (Predecessor and Successor)
The following table presents the quantity and value of equity issued to Baker Hughes Energy Services LLC ("BHES") as payment for costs incurred pursuant to the Original JDA and the Amended and Restated JDA (Note 14). The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within additional paid in capital on the consolidated balance sheets and the consolidated statement of shareholders' equity and non-controlling interest. The table below displays the fair value of shares distributed as payment for services rendered by BHES under the terms of the BHES JDA.

	Quantity		Total Fair Value
	Period from June 8 - December 31, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Period from June 8 - December 31, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Equivalent Value per Unit or per Share (1)
Membership Interests	—	9,210	$—	$1,943	$168.75
Class A OpCo Units	1,236,265	296,160	8,172	1,958	$5.29
Class B Common Stock	1,236,265	296,160	—	—	$—
Total			$8,172	$3,901
___________
(1) The Equivalent Value per Unit is the discounted price per membership interest or per share stipulated in the BHES JDA.
Shares used as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17,500 to the Company. The Company has incurred inception-to-date losses of $2,971 related to such issuances.
BHES may earn additional shares under the terms of the Amended and Restated JDA ("BHES Bonus Shares") if it meets certain contractually stipulated project milestones related to the development of the Demonstration Plant. The Company determined that BHES's achievement of each of these milestones is probable in accordance with the guidance in ASC 718; therefore, the Company recognizes the compensation cost associated with milestone share-based payments ratably over the expected service period. The following table disaggregates the variable compensation payable to BHES should it meet its milestone objectives:

	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA - variable share-based payments	January, 2027	$21,167	$6,178	$27,345
Additionally, BHES received 47,000 membership interests that converted into 1,500,265 Class A OpCo Units and a corresponding number of shares of Class B Common Stock in conjunction with the consummation of the Business Combination (Note 3).
Reference Note 14 for additional quantitative disclosures related to the BHES JDA.

Audited Financial Statements of NET Power Inc. - Table of Contents
NOTE 13 — Leases
As of December 31, 2023 (Successor), the Company had two leases, both of which are classified as operating leases. The following table presents the future minimum lease payments that the Company expects to make under its operating leases:

Year	Future Minimum Lease Payments
2024	$504
2025	517
2026	531
2027	545
2028	512
2029 and thereafter	—
Total	$2,608
Lease cost for the period from January 1, 2023 through June 7, 2023 (Predecessor) and the period from June 8, 2023 through December 31, 2023 (Successor) was $260 and $85, respectively. Lease cost for the year ended December 31, 2022 (Predecessor) was $95. Lease costs are recorded as General and administrative expense on the consolidated statement of operations and comprehensive loss.
Office Lease
On June 6, 2022, the Company entered into an office space lease agreement (the "Measurement Building Lease"), which became effective on November 1, 2022 and had an original lease term of 60 months from the signing date. The lease was classified as an operating lease and the lease liability was calculated using an incremental borrowing rate of 8.0%. On August 11, 2023, the Company agreed to terminate the Measurement Building Lease, effective October 6, 2023, and entered into a new office lease agreement (the "Roney St. Lease"). The Roney St. Lease began on October 6, 2023 and has a term of 62 months from the commencement date. The simultaneous termination of the Measurement Building Lease and execution of the Roney St. Lease represents a single transaction accounted for as a modification of the Measurement Building Lease. As such, the Company remeasured the lease liabilities and right-of-use asset associated with the Measurement Building Lease and recognized those balances over the amended, remaining lease term.
As of December 31, 2023 (Successor), the Company had $2,155 in lease liabilities and $2,059 in right-of-use assets attributable to the Roney St. Lease on its consolidated balance sheets.
The Roney St. Lease includes an early termination option that enables the Company to end the lease on or after its 50th month. As of December 31, 2023 (Successor), the Company determined that it is unlikely to exercise this termination option; therefore, the above minimum lease payments, as well as the right-of-use asset and liability associated with the Roney St. Lease, do not consider the effects of this termination option on the lease term.
Land Lease
The Company leases the land under the Demonstration Plant. The lease expires on the earlier of (i) July 1, 2025 or (ii) the termination of the Company's oxygen supply agreement with the lessor. Lease payments for the land equal one dollar per year.
In conjunction with the Business Combination (Note 3), the Company revalued its land lease at its fair value, which involved a comparison of the land lease's terms against comparable market lease terms. As of December 31, 2023 (Successor), the value of the right-of-use asset attributable to the Demonstration Plant land lease was $153.
NOTE 14 — Commitments and Contingencies
Litigation
In conjunction with the Business Combination (Note 3), the Company entered into a settlement agreement with a RONI shareholder related to certain disclosures made in the registration statement filed by RONI for the Business Combination. The settlement amount did not have a material effect on the consolidated financial statements of the Company.

Audited Financial Statements of NET Power Inc. - Table of Contents
Asset Retirement Obligation
The Company's valuation of the asset retirement obligation related to the Demonstration Plant encompasses an estimate for the cost to restore the site as required by lease terms.
The following table reconciles the beginning and ending balances of the asset retirement obligation for each period presented:

	Period from June 8 – December 31, 2023 (Successor)	Period from January 1 – June 7, 2023 (Predecessor)	Year Ended December 31, 2022 (Predecessor)
Asset retirement obligation, beginning of period	$1,967	$2,416	$—
Obligation incurred	—	—	2,201
Periodic accretion expense	93	102	215
Asset retirement obligation, end of period	$2,060	$2,518	$2,416
Unconditional Purchase Obligations
The Company has committed to purchase industrial components for installation at its Demonstration Plant and its first commercial power plant. The Company pays for these components in installments aligned to contractual milestones specified by each commitment's counterparty. In accordance with ASC Topic 440, Commitments, the Company does not recognize these commitments on the consolidated balance sheets.
The following table presents the Company's material, unrecognized purchase obligations:

Commitment	Consideration Type	Gross Commitment	Period from June 8 - December 31, 2023 (Successor)	Period from January 1 - June 7, 2023 (Predecessor)	Prior Predecessor Periods	Remaining Commitment
Asset purchase commitments	Cash	$26,009	$4,023	$1,168	$—	$20,818
BHES JDA	Cash	70,000	6,536	3,121	2,211	58,132
BHES JDA	Share-Based	70,000	6,536	3,121	2,211	58,132
	Total	$166,009	$17,095	$7,410	$4,422	$137,082
BHES JDA
On February 3, 2022, the Company entered into a Joint Development Agreement with affiliates of BHES, which is a shareholder (the "Original JDA"). The Original JDA's counterparties subsequently amended the agreement's terms on June 30, 2022 and December 13, 2022 (the "Amended and Restated JDA", and collectively with the Original JDA, the "BHES JDA"). The Amended and Restated JDA represents a contract that engages BHES to invest in, develop and deploy the NET Power Cycle in collaboration with the Company. The Amended and Restated JDA entitles BHES to payments of cash and equity in exchange for services related to the development and commercialization of the technology. The Company records the measurement of services provided by BHES within Research and development on the consolidated statement of operations and comprehensive loss.
Prior to the Business Combination, the Company used membership interests to compensate BHES for its services under the BHES JDA (Note 12). After the Business Combination, the Company uses Class A OpCo Units and corresponding quantities of Class B Common Stock to compensate BHES for its services under the BHES JDA (Note 12).
The following table presents the costs associated with the BHES JDA during the periods presented :

Audited Financial Statements of NET Power Inc. - Table of Contents

	Period from
	June 8 – December 31, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 – December 31, 2022 (Predecessor)
Cash expense	$6,536	$3,121	$2,211
Membership interests issued	—	3,902	2,765
Class A OpCo Units issued	8,172	—	—
BHES Bonus Share expense	6,620	4,690	9,857
Total research and development attributable to BHES JDA	$21,328	$11,713	$14,833
Prior to June 8, 2023 (Successor), the Company recorded costs incurred under the BHES within Research and development – related party on the consolidated statement of operations and comprehensive loss due to the size of their ownership of the Company and because an employee of BHES served on the Company's Board of Directors. Subsequent to the Business Combination, neither BHES nor its affiliates occupy seats on the Company's Board of Directors and its percentage of ownership fell below 5%; therefore, BHES no longer qualifies as a related party after June 7, 2023.
NOTE 15 — Income Taxes
Prior to the Closing Date, NET Power, LLC was considered a pass-through entity for state and federal income taxes. As such, NET Power, LLC's income or loss was allocated to its partners and no income tax expense (benefit) was recognized.
The following table presents the components of the Company's current and deferred income taxes:

June 8 - December 31, 2023 (Successor)
Federal
Current tax expense (benefit)	$—
Deferred tax expense (benefit)	(5,542)
Total federal	(5,542)

State and local
Current tax expense (benefit)	—
Deferred tax expense (benefit)	(165)
Total state and local	(165)
Total	$(5,707)
The following table presents the Company's effective income tax rate during the period from June 8, 2023 through December 31, 2023 (Successor):

Audited Financial Statements of NET Power Inc. - Table of Contents

June 8 - December 31, 2023 (Successor)
U.S. federal statutory rate	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	0.1%
Non-controlling interests	(14.1)%
Equity transactions	(3.8)%
Other permanent adjustments	(0.5)%
Change in investment in OpCo	(2.5)%
Valuation allowance	3.7%
Effective tax rate	3.9%
The following table presents the effects of temporary differences arising from deferred income taxes as of December 31, 2023 (Successor):

December 31, 2023 (Successor)
Deferred tax assets
Federal net operating losses	$1,976
State net operating losses	186
Investment in OpCo	62,972
Deferred tax assets, gross	65,134
Valuation allowance	(62,972)
Deferred tax assets, net	2,162

Deferred tax liabilities
Property, plant and equipment and developed technology	(59,881)
Deferred tax liabilities, gross	(59,881)

Deferred tax liabilities, net	$(57,719)
As of June 8, 2023 (Successor), the Company recorded a deferred tax asset of $77,700, which was fully reserved. The change in the valuation allowance of $14,728 from June 8, 2023 to December 31, 2023 corresponds to the change in the balance of the deferred tax asset attributable to NET Power Inc.'s investment in OpCo. The Company does not believe that this deferred tax asset is more-likely-than-not to be realized and has established a valuation allowance against it as of December 31, 2023 (Successor).
As of December 31, 2023 (Successor), the Company recorded no unrecognized tax benefits that, if recognized, would decrease the Company's effective tax rate. The measurement of unrecognized tax benefits is not expected to significantly change during the twelve months following the date of the consolidated balance sheets. Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to comply with applicable accounting guidance.
The Company and its subsidiaries file U.S. federal income tax returns as well as tax returns in various state jurisdictions. OpCo files U.S. federal and state tax returns. Generally, tax years between 2020 and 2023 remain open to examination by the tax authorities in these jurisdictions.
Although the outcomes of tax examination are uncertain, management believes that adequate provisions for income taxes have been made. If outcomes differ materially from management's estimates, those outcomes could have a material impact on the Company's financial condition and results of operations. Differences between actual results and assumptions or

Audited Financial Statements of NET Power Inc. - Table of Contents
changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.
Tax Receivable Agreement
As of December 31, 2023 (Successor), the Company recorded a liability of $8,937 related to its projected obligations under the TRA, which is recorded as Tax Receivable Agreement liability on the Company's consolidated balance sheets. This obligation arose because of qualifying exchanges of Class A OpCo Units that occurred during the period from June 8, 2023 through December 31, 2023 (Successor).