Form 10-Q
period 2024-03-31
NET Power Inc.
filed 2024-05-13
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-40503
NET Power Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1580612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
320 Roney St. Suite 200 Durham, North Carolina	27701
(Address of Principal Executive Offices)	(Zip Code)
(919) 287-4750
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	NPWR	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50	NPWR-WT	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 72,162,898 shares of Class A Common Stock and 141,608,678 shares of Class B Common Stock as of May 8, 2024.

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
•"Demonstration Plant" means the facility located in La Porte, Texas used to demonstrate the viability of the NET Power;
•"Domestication" means the change of RONI’s jurisdiction of registration by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation registered under the laws of the State of Delaware, upon which RONI changed its name to NET Power Inc.;
•"Domestications" means the Domestication and the OpCo Domestication;
•“Earnout Shares” means the OpCo Units and corresponding shares of Class B Common Stock that, pursuant to an agreement with Sponsor and certain of its affiliates, are or were subject to forfeiture, with vesting occurring in three tranches based on the trading share price of the Class A Common Stock on the NYSE;
•"Exchange Act" means the Securities Exchange Act of 1934, as amended;

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
•"Predecessor Period" means the period presented in the condensed consolidated financial statements contained in this Report or the accompanying footnotes that relates to Predecessor, as defined and described in Note 1 to the condensed consolidated financial statements contained in this Report;
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
•"Sponsor" means Rice Acquisition Sponsor II LLC, a Delaware limited liability company;
•"Successor Period" means the period presented in the condensed consolidated financial statements contained in this Report or the accompany footnotes that relates to Successor, as defined and described in Note 1 to the condensed consolidated financial statements contained in this Report;
•"Tax Receivable Agreement" or "TRA" means the Tax Receivable Agreement, dated June 8, 2023, entered into by NET Power and OpCo with OpCo Unitholders who received OpCo Units pursuant to the Business Combination Agreement as consideration for equity interests in Old NET Power and the Agent (as defined therein);
•"Up-C" means umbrella partnership, C corporation, which describes a corporate structure in which an ultimate C corporation parent consolidates a partnership or partnership structure treated as a pass-through entity for US state and federal tax purposes;
•"Warrant Agreement" means the Warrant Agreement, dated as of June 15, 2021, by and among RONI, RONI OpCo and Continental Stock Transfer & Trust Company as it may be amended and/or restated from time to time in accordance with its terms; and
•"Warrants" means, collectively, the Public Warrants and Private Placement Warrants.
In addition, the following is a glossary of key industry terms used herein:
•"CO2" means carbon dioxide;
•"CO2e" means the number of metric tons of CO2 emissions with the same global warming potential as one metric ton of another greenhouse gas
•"MW" means megawatt;
•"MWe" means megawatt electrical, which refers to the electricity output capability of a plant;
•"NOX" means nitrogen oxides; and
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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company's ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably and the ability of the Company retain its management and key employees; (iii) the Company's ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company's business model, which may require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) the Company's ability to establish and maintain supply relationships; (viii) risks related to the Company's arrangements with third parties for the development, commercialization and deployment of technology associated with the Company's technology; (ix) risks related to the Company's other strategic investors and partners; (x) the Company's ability to successfully commercialize its operations; (xi) the availability and cost of raw materials; (xii) the ability of the Company's supply base to scale to meet the Company's anticipated growth; (xiii) the Company's ability to expand internationally; (xiv) the Company's ability to update the design, construction and operations of its technology; (xv) the impact of potential delays in discovering manufacturing and construction issues; (xvi) the possibility of damage to the Company's Texas facilities as a result of natural disasters; (xvii) the ability of commercial plants using the Company's technology to efficiently provide net power output; (xviii) the Company's ability to obtain and retain licenses; (xix) the Company's ability to establish an initial commercial scale plant; (xx) the Company's ability to license to large customers; (xxi) the Company's ability to accurately estimate future commercial demand; (xxii) the Company's ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiii) the Company's ability to comply with all applicable laws and regulations; (xxiv) the impact of public perception of fossil fuel-derived energy on the Company's business; (xxv) any political or other disruptions in gas producing nations; (xxvi) the Company's ability to protect its intellectual property and the intellectual property it licenses; (xxvii) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers' operations; (xxviii) potential litigation that may be instituted against the Company; and (xxix) other risks and uncertainties indicated in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and other documents subsequently filed with the SEC by the Company.

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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except share and unit amounts

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
ASSETS
Current assets
Cash and cash equivalents	$428,595	$536,927
Short-term investments	100,000	100,000
Investments in securities, available-for-sale	69,190	—
Accounts receivable, net	—	58
Interest receivable	373	1,942
Prepaid expenses	1,501	1,777
Other current assets	358	93
Total current assets	600,017	640,797
Long-term assets
Investments in securities, available-for-sale	27,793	—
Intangible assets, net	1,290,453	1,307,265
Goodwill	423,920	423,920
Property, plant and equipment, net	101,099	96,856
Operating lease right-of-use assets	2,120	2,212
Total long-term assets	1,845,385	1,830,253
Total assets	$2,445,402	$2,471,050

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,669	$617
Accrued liabilities	7,211	10,915
Due to related parties	302	142
Operating lease liabilities, current portion	364	347
Total current liabilities	10,546	12,021
Long-term liabilities
Earnout Shares liability	2,147	1,671
Warrant liability	70,021	55,920
Asset retirement obligation	2,103	2,060
Noncurrent operating lease liabilities	1,728	1,808
Tax Receivable Agreement liability	10,099	8,937
Deferred taxes	53,085	57,719
Total long-term liabilities	139,183	128,115
Total liabilities	149,729	140,136

Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (continued)
In thousands, except share and unit amounts

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	1,635,900	1,545,905

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 (Successor) and December 31, 2023 (Successor)	—	—
Class A Common Stock, $.0001 par value; 520,000,000 shares authorized; 71,970,052 shares issued and outstanding as of March 31, 2024 (Successor) and 71,277,906 shares issued and outstanding as of December 31, 2023 (Successor)	7	7
Class B Common Stock, $.0001 par value; 310,000,000 shares authorized; 141,801,811 shares issued and outstanding as of March 31, 2024 (Successor) and 141,787,429 shares issued and outstanding as of December 31, 2023 (Successor)	14	14
Additional paid-in-capital	737,802	851,841
Accumulated other comprehensive income	224	—
Accumulated deficit	(78,274)	(66,853)
Total shareholders' equity	659,773	785,009
Total liabilities, mezzanine shareholders' equity and shareholders' equity	$2,445,402	$2,471,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except share and unit amounts

	Three months ended
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Revenue	$—	$50
Cost of revenue	—	—
Cost of revenue – related party	—	—
Gross profit	—	50

Operating expenses
General and administrative	6,383	5,563
General and administrative – related party	26	110
Sales and marketing	751	340
Research and development	10,975	1,102
Research and development – related party	267	6,464
Project development	324	178
Depreciation, amortization and accretion	20,057	3,332
Total operating expenses	38,783	17,089

Operating loss	(38,783)	(17,039)

Other income (expense)
Interest income (expense)	7,690	(30)
Change in Earnout Shares liability and Warrant liability	(14,577)	—
Other income	—	2
Net other income (expense)	(6,887)	(28)

Net loss before income tax	(45,670)	(17,067)
Income tax benefit	(4,038)	—
Net loss after income tax	(41,632)	(17,067)
Net loss attributable to non-controlling interests	(30,211)	—
Net loss attributable to NET Power Inc.	(11,421)	(17,067)

Other comprehensive gain (loss)
Unrealized gain on investments	662	—
Total other comprehensive gain (loss)	662	—

Comprehensive loss	(40,970)	(17,067)
Comprehensive loss attributable to non-controlling interests	(29,773)	—
Comprehensive loss attributable to NET Power Inc.	$(11,197)	$(17,067)

Net loss per share of Class A Common Stock (Successor) or per membership interest (Predecessor)	$(0.16)	$(4.55)

Weighted average shares of Class A Common Stock or membership interests, basic and diluted	71,894,553	3,748,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Shareholders' Equity and Non-Controlling Interest (Unaudited)
In thousands, except share and unit amounts

	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023 (Successor)	71,277,906	$7	141,787,429	$14	$851,841	$—	$(66,853)	$785,009	$1,545,905
Redemption of Class A Common Stock	679,559	—	(679,559)	—	74	—	—	74	(74)
Issuance of Class A Common Stock	12,587	—	—	—	4,032	—	—	4,032	(4,005)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	(567)	—	—	(567)	—
Unrealized gain on investments	—	—	—	—	—	224	—	224	438
Amortization of share-based payments	—	—	693,941	—	647	—	—	647	5,622
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(118,225)	—	—	(118,225)	118,225
Net loss	—	—	—	—	—	—	(11,421)	(11,421)	(30,211)
Balance at March 31, 2024 (Successor)	71,970,052	$7	141,801,811	$14	$737,802	$224	$(78,274)	$659,773	$1,635,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Members' Equity (Unaudited)
In thousands, except unit amounts

	Membership Interests		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members' Equity
	Units	Amount
Balance at December 31, 2022 (Predecessor)	3,722,355	$262,622	$26,288	$17	$(224,525)	$64,402
Issuance of shares to:
Occidental Petroleum	5,824	1,859	—	—	—	1,859
Constellation	28,764	9,181	—	—	—	9,181
BHES (Bonus shares)	—	—	2,688	—	—	2,688
BHES (In-kind shares)	6,281	1,325	618	—	—	1,943
Vesting of profits interests	—	—	1,747	—	—	1,747
Comprehensive loss	—	—	—	—	(17,067)	(17,067)
Balance at March 31, 2023 (Predecessor)	3,763,224	$274,987	$31,341	$17	$(241,592)	$64,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Cash flows from operating activities
Net loss after tax	$(41,632)	$(17,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,176	3,268
Amortization	16,812	5
Accretion	43	59
Non-cash lease expense	113	33
Deferred taxes	(4,039)	—
Change in fair value of Earnout Shares liability	476	—
Change in fair value of Warrant liability	14,101	—
Vesting of profits interests	—	1,745
Share-based compensation	6,269	4,632
Changes in operating assets and liabilities:
Accounts receivables	58	289
Interest receivable	1,396	—
Prepaid expenses	276	(252)
Other current assets	(46)	(629)
Accounts payable	2,078	95
Accrued liabilities	(1,820)	1,033
Lease liabilities	(84)	(31)
Option liability	—	31
Due to related parties – current	160	3,857
Due to related parties – long-term	—	(2,212)
Net cash used in operating activities	(2,663)	(5,144)

Cash flows from investing activities
Purchases of available-for-sale securities	(96,148)	—
Purchase of property, plant and equipment	(9,521)	(615)
Net cash used in investing activities	(105,669)	(615)

Cash flows from financing activities
Proceeds from share issuances	—	5,836
Net cash provided by financing activities	—	5,836

Net (decrease) increase in cash and cash equivalents	(108,332)	77

Cash and cash equivalents, beginning of period	536,927	5,164
Cash and cash equivalents, end of period	$428,595	$5,241

Non-cash investing activities:
Liabilities recorded for property, plant, and equipment, net	$1,721	$26
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share, per share and unit amounts, unless otherwise noted)
NOTE 1 — Nature of Business and Basis of Presentation
Nature of Business
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
OpCo is a variable interest entity ("VIE") in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"); therefore, RONI represented the accounting acquirer within the Business Combination structure. The Company elected push-down accounting for the Business Combination and recorded the push-down entries at OpCo. ASC 810 requires that a reporting entity that possesses a controlling financial interest in a VIE consolidate that VIE. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities that most significantly impact the VIE's economic performance; and (b) the obligation to absorb the VIE's losses and the right to receive benefits that are significant to the VIE. The Company determined that OpCo continued to meet the definition of a VIE after the Business Combination and that the Company became the primary beneficiary of OpCo beginning on the Closing Date of the Business Combination; therefore, the Company has consolidated OpCo from the date of the Business Combination.
As a result of the Business Combination, the Company's financial statement presentation distinguishes NET Power, LLC as the "Predecessor" through June 7, 2023 (the "Predecessor Period") and NET Power Inc. as the "Successor" for periods beginning on or after the Closing Date (the "Successor Period"). Revenue and earnings after the date of the Business Combination are shown in the Successor Period on the condensed consolidated statements of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, the Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
The condensed consolidated financial statements include the accounts of subsidiaries that NET Power Inc. consolidated according to the rules set forth in ASC 810. The Company consolidates all wholly-owned subsidiaries and subsidiaries in which it owns a 50.0% or greater ownership interest and all VIE's to which it is deemed to represent the primary beneficiary, as described above. These condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and consolidated VIE's. Intercompany balances have been eliminated through the consolidation process.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information; however, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In management's opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements for the year ended December 31, 2023 and include all adjustments, which consist of only normal and recurring adjustments, necessary for fair statement.
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.
NOTE 2 — Significant Accounting Policies
In the opinion of the Company’s management, the Company’s significant accounting policies used for the three months ended March 31, 2024, unless otherwise noted below are consistent with those used for the fiscal year ended December 31, 2023. Accordingly, reference Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”) for the Company’s significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions. The estimates, judgments and assumptions made by the Company when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations and share-based compensation were based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as amounts reported on the condensed consolidated statements of operations and comprehensive loss during the periods presented. Actual results could differ from those estimates.
Reclassification
Certain immaterial prior period amounts have been reclassified to conform to current period presentation.
Accounting Standards Not Yet Adopted
During December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires public business entities to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for the Company for calendar years beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating the effect ASU 2023-09 will have on its consolidated financial statements.
NOTE 3 — Goodwill and Intangible Assets
Goodwill
Goodwill represents the future economic benefits derived from the Company's unique market position, the growth attributable to the NET Power Cycle and the Company's assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill is allocated to the Company's sole reportable segment and reporting unit.

The following table presents the Company's goodwill included in the condensed consolidated balance sheets:

Goodwill at December 31, 2023 (Successor)	$423,920
Measurement Adjustments	—
Goodwill at March 31, 2024 (Successor)	$423,920
Current period measurement adjustments calculated as part of the purchase price allocation that accompanied the Business Combination are still pending finalization of the annual income tax return for the year ended December 31, 2023.
Definite Lived Intangible Assets
The following tables summarize the Company's definite lived intangible assets included in the condensed consolidated balance sheets:

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Developed technology, gross	$1,345,000	$1,345,000
Accumulated amortization	(54,547)	(37,735)
Developed technology, net	$1,290,453	$1,307,265
Amortization expense for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) was $16,812 and $5, respectively.
The Company does not own or control any intangible assets with indefinite useful lives except goodwill. The following table presents estimated amortization expense for the next five years and thereafter:

Remainder of 2024	$50,438
2025	67,250
2026	67,250
2027	67,250
2028	67,250
2029	67,250
2030 and thereafter	903,765
Total	$1,290,453
NOTE 4 — Property, Plant and Equipment
The following table summarizes the key classifications of property, plant and equipment included in the condensed consolidated balance sheets:

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Furniture and equipment, gross	$328	$320
Demonstration Plant, gross	89,239	89,239
Construction in progress	21,853	14,443
Total property, plant and equipment, gross	111,420	104,002
Accumulated depreciation	(10,321)	(7,146)
Total property, plant and equipment, net	$101,099	$96,856
Depreciation expense for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) was $3,176 and $3,268, respectively.

NOTE 5 — Accrued Liabilities
Accrued liabilities consist of the following components included in the condensed consolidated balance sheets:

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Accrued incentive compensation	$819	$2,016
Accrued cash-based expense of BHES JDA	3,438	3,669
Accrued legal service provider fees	241	160
Accrued capital expenditures	1,721	3,605
Other accrued liabilities	992	1,465
Total accrued liabilities	$7,211	$10,915
NOTE 6 — Revenue and Accounts Receivable
Revenue
The following table disaggregates the revenue included in the condensed consolidated statements of operations and comprehensive loss into its major components:

	Three months ended
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Feasibility studies	$—	$50
Test data sales	—	—
Testing services	—	—
Total revenue	$—	$50
Performance Obligations
Revenue recognized under contracts with customers exclusively includes the performance obligations satisfied in the applicable reporting period.
Accounts Receivable
Accounts receivable, net consist of the following balances included in the condensed consolidated balance sheets:

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Accounts receivable, gross	$—	$58
Allowance for credit losses	—	—
Accounts receivable, net	$—	$58
During the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), the Company did not record any provision for credit losses within General and administrative expense on the condensed consolidated statements of operations and comprehensive loss associated with its accounts receivable.

NOTE 7 — Related Party Transactions
The following table summarizes the related party amounts included in the condensed consolidated balance sheets:

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Amounts due to related parties under master services agreements	$302	$142
The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Master services agreement administrative costs	$26	$34
Engineering support provided by former board member	—	76
General and administrative – related party	$26	$110

Master services agreement costs for Demonstration Plant	$267	$278
BHES JDA	—	6,186
Research and development – related party	$267	$6,464
Master Services Agreements
A significant shareholder has provided the Company with marketing services, patent administration services and technology maintenance services related to the development of the NET Power Cycle. The total cost incurred for these services was $26 and $34 during the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), respectively. These totals are included in General and administrative – related party on the condensed consolidated statements of operations and comprehensive loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the Demonstration Plant. The total cost incurred for these services was $267 and $278 during the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), respectively. These totals are reflected in Research and development – related party on the condensed consolidated statements of operations and comprehensive loss. The Company had $302 and $142 in current liabilities payable to related parties as of March 31, 2024 (Successor) and March 31, 2023 (Predecessor), respectively, on the condensed consolidated balance sheets related to these services. These related party payables are unsecured and are due on demand.
Engineering Support Provided by Former Board Member
A shareholder, who is also a former board member, supported the Company with regard to general business oversight and with the operation of the Demonstration Plant. The total cost incurred for these services was $76 during the three months ended March 31, 2023 (Predecessor). These expenses are reflected in Research and development – related party on the condensed consolidated statements of operations and comprehensive loss prior to the Business Combination. The counterparty ceased being a related party on June 8, 2023 upon completion of the Business Combination.
BHES JDA
The Baker Hughes Energy Services LLC Amended and Restated Joint Development Agreement (the "BHES JDA") is discussed in more detail in Note 14. Transactions under the BHES JDA are included in Research and development – related party on the condensed consolidated statements of operations and comprehensive loss prior to the Business Combination. Subsequent to the Business Combination, transactions under the BHES JDA are included in Research and development on the condensed consolidated statements of operations and comprehensive loss because Baker Hughes Company ceased being a related party on June 8, 2023.

Lease
Reference Note 13 — Leases for a discussion of the OXY lease.
NOTE 8 — Investments
The Company has two types of investments, a certificate of deposit, which is classified as short-term investments, and investments in securities, which are classified as available-for-sale.
The entire balance of $100,000 of the certificate of deposit is shown within short-term investments on the condensed consolidated balance sheets as of March 31, 2024 (Successor) and December 31, 2023 (Successor). The interest receivable on the certificate of deposit was $317 and $1,886 at March 31, 2024 (Successor) and December 31, 2023 (Successor), respectively, and is included in Interest receivable on the condensed consolidated balance sheets.
The following table presents the Company's available-for-sale investments included in the condensed consolidated balance sheets

	March 31, 2024
Current assets	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$9,900	$78	$9,978
Commercial paper	23,641	199	23,840
U.S. treasuries	35,214	158	35,372
Total	$68,755	$435	$69,190

Long-term assets	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$2,900	$30	$2,930
U.S. treasuries	24,666	197	24,863
Total	$27,566	$227	$27,793
The cost of securities sold is based on the specific-identification method. There were no credit losses recognized during the three months ended March 31, 2024 (Successor). The Company established no allowances for credit losses as of March 31, 2024 (Successor). The Company did not have available-for-sale investments as of December 31, 2023 (Successor).
NOTE 9 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the Company utilized to determine each asset's and each liability's fair value:

	Level	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Assets
Available-for-sale investments [1]	1	$96,983	$—
Short-term investments	2	100,000	100,000
Total assets		$196,983	$100,000

Liabilities
Public Warrants	1	$25,004	$18,969
Private Placement Warrants	3	45,017	36,951
Earnout Shares	3	2,147	1,671
Total liabilities		$72,168	$57,591
___________

(1) $27,793 of these investments are classified as long-term on our consolidated balance sheet.
The following table contains a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Balance of recurring level 3 liabilities at beginning of period	$38,622	$5,174
Change in Earnout Shares liability and Warrant liability	8,542	—
Payments	—	(5,174)
Balance of recurring level 3 liabilities at end of period	$47,164	$—
Earnout Shares
The fair values for the Earnout Shares are estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average share price. The key inputs into the valuation of the Earnout Shares are an expected remaining term of 2.19 years, a risk-free rate of 4.5% and estimated equity volatility of 37.3%. The estimated equity volatility assumption is based on a blended average of asset and equity volatility measurements of publicly traded companies within the Company's peer group.
Warrants
The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the Public Warrants are considered to be level 1 fair value instruments.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $11.39 as of March 31, 2024 (Successor), a risk-free rate of 4.2%, volatility of 38.1%, a term of five years and a strike price of $11.50 per share. The volatility assumption is based on a blended average of operating and equity volatility of publicly traded companies within the Company's peer group, the Company's own historical volatility and the implied volatility of the Public Warrants. The Private Placement Warrants are considered to be level 3 fair value instruments.
Short-term Investments
Short-term investments are valued at cost, which approximates fair value. Short-term investments are considered level 2 fair value instruments because cost basis is not observable in a public market.
Option Liability
The Company's option liability was issued in conjunction with member loans on October 15, 2021. The loans were fully repaid on February 3, 2022; however, the members had one year to exercise their options subsequent to the repayment of the loans. The interest expense related to these loan options was $30 during the three months ended March 31, 2023 (Predecessor). These measurements were reported in Interest income (expense) on the condensed consolidated statements of operations and comprehensive loss. In early 2023, two option holders exercised their options to purchase an aggregate of 34,588 membership units in NET Power, LLC for total proceeds of $5,836. There were no loan options outstanding at the time of the Business Combination.
NOTE 10 — Net Loss per Share/Unit
Successor Period
For the purposes of the diluted earnings per share calculation, Warrants, Earnout Shares, BHES Bonus Shares (as defined in Note 12), unvested Class A OpCo Units and the potential conversion of vested OpCo Units are excluded from the net loss per share calculation for the three months ended March 31, 2024 (Successor) because their inclusion would be anti-dilutive due to the losses reported in the Successor Period. Additionally, Earnout Shares and BHES Bonus Shares are excluded from the net loss calculation because the contingencies that would allow for those Earnout Shares to vest into OpCo Units have not yet been met. Based on the amounts outstanding at March 31, 2024 (Successor), the Company excluded the following financial instruments from the computation of diluted net loss per unit because their inclusion would be anti-dilutive:

Anti-Dilutive Instrument	March 31, 2024 (Successor)
Public Warrants	8,622,235
Private Placement Warrants	10,900,000
Earnout Shares	328,925
BHES Bonus Shares	2,068,416
Unvested Class A OpCo Units	848,415
Vested Class A OpCo Units	141,274,719
Unvested RSU's	504,421
Total	164,547,131
Only shares of Class A Common Stock participate in the Company's undistributed earnings. As such, the Company's undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the three months ended March 31, 2024 (Successor).
The following table sets forth the computation of the Company's basic and diluted net loss per share for the three months ended March 31, 2024 (Successor):

Class A Common Stock
Numerator
Net loss	$(41,632)
Net loss attributable to shareholders	$(11,422)
Denominator
Weighted-average number shares outstanding, basic and diluted	71,895
Net loss per share attributable to shareholders, basic and diluted	$(0.16)
Predecessor Period
As of March 31, 2023 (Predecessor), the Company's anti-dilutive securities were profits interests, member loan share options and share options. Based on the amounts outstanding as of March 31, 2023 (Predecessor), the Company excluded the following positions from the computation of diluted net loss per unit because their inclusion would be anti-dilutive due to the losses reported in the Predecessor Period:

Anti-Dilutive Instrument	March 31, 2023 (Predecessor)
Unvested profits interests	226,494
Member loan share options	—
Occidental Petroleum share options	—
Total	226,494

The following table sets forth the computation of the Company's basic and diluted net loss per unit for the three months ended March 31, 2023 (Predecessor):

March 31, 2023 (Predecessor)
Numerator
Net loss	$(17,067)
Net loss attributable to membership interest holders	$(17,067)
Denominator
Weighted-average number membership interests outstanding, basic and diluted	3,748
Net loss per unit attributable to membership interest holders, basic and diluted	$(4.55)
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
As of March 31, 2024 (Successor), the Company had no outstanding shares of Preferred Stock, 71,970,052 outstanding shares of Class A Common Stock, and 141,801,811 outstanding shares of Class B Common Stock.
As of March 31, 2024 (Successor), redeemable non-controlling interests are comprised of 140,624,471 vested Class A OpCo Units, of which 6,967,050 units were formerly vested Class B OpCo Units. Class A OpCo Units are exchangeable for shares of Class A Common Stock or redeemable for cash. Additionally, the Company holds a call right that enables it to redeem Class A OpCo Units for shares of Class A Common Stock or cash once the unit holder has elected to redeem the equity instrument.
After considering the effects of consolidation, the Company owns 33.8% of OpCo and non-controlling interest holders own the residual 66.2%. The table below demonstrates the calculation of net loss before income tax attributable to redeemable non-controlling interest holders for the three months ended March 31, 2024 (Successor):

March 31, 2024 (Successor)
Net Loss before income tax	$(45,670)
Redeemable non-controlling interest percentage — Class A OpCo Units	66.2%
Net Loss before income tax attributable to Class A OpCo Units	$(29,773)
Predecessor Period
The Company's equity in the Predecessor Period comprised a single class of membership interests. The Company's members’ equity as of March 31, 2023 (Predecessor) included 4,987,845 authorized membership interests, of which 3,763,224 were issued and outstanding.

NOTE 12 — Share-Based Payments
OpCo Unit Awards (Predecessor and Successor)
As of March 31, 2024 (Successor), there was $1,639 of unrecognized share-based compensation expense related to unvested Class A OpCo Units granted under previous programs, which the Company expects to recognize over a weighted average period of three years.
The following table presents a summary of employee equity awards comprised of Class A OpCo Units and the corresponding quantity of shares of Class B Common Stock outstanding, granted, forfeited, vested on an accelerated basis and redeemed included in the condensed consolidated statements of operations and comprehensive loss:

	Quantity		Calculated Value
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Unvested, beginning of period	848,415	226,494	$5.21	$63.25
Granted	—	—	$—	$—
Forfeited	—	—	$—	$—
Vested	—	—	$—	$—
Accelerated	—	—	$—	$—
Unvested, end of period	848,415	226,494	$5.21	$63.25
Restricted Stock Units (Successor)
During the three months ended March 31, 2024 (Successor), the Company authorized the issuance of 504,421 restricted share units ("RSU") under the terms of the 2023 Omnibus Incentive Plan. As of March 31, 2024 (Successor), there was $5,201 of unrecognized share-based compensation expense related to unvested RSU's, which the Company expects to recognize over a weighted average period of three years.
The following table presents a summary of RSU's outstanding, granted, forfeited, vested and accelerated during the three months ended March 31, 2024 (Successor):

	Quantity	Fair Value
Unvested, beginning of period	443,221	$13.13
Granted	71,200	$9.26
Forfeited	—	$—
Vested	—	$—
Accelerated	(10,000)	$13.23
Unvested, end of period	504,421	$12.85
Awards granted to employees and the majority of executives cliff-vest on the three-year anniversary date of the grant. Awards granted to independent directors and certain executives use a graded vesting schedule over the three-year period that begins on each award's grant date.
BHES JDA (Predecessor and Successor)
The following table presents the quantity and value of equity issued to Baker Hughes Energy Services LLC ("BHES") as payment for costs incurred pursuant to the Original JDA and the Amended and Restated BHES JDA (Note 14). The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within additional paid in capital on the condensed consolidated balance sheets and the condensed consolidated statement of shareholders' equity and non-controlling interest. The following table displays the fair value of shares distributed as payment for services rendered by BHES under the terms of the BHES JDA during the three-month periods described below:

	Quantity		Total Fair Value
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)	Equivalent Value per Unit or per Share (1)
Membership Interests	—	9,210	$—	$1,943	$168.75
Class A OpCo Units	650,248	—	4,298	—	$5.29
Class B Common Stock	650,248	—	—	—	$—
Total			$4,298	$1,943
___________
(1) The Equivalent Value per Unit is the discounted price per membership interest or per share stipulated in the BHES JDA.
Shares used as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17,500 to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $3,832 related to such issuances.
BHES may earn additional shares under the terms of the Amended and Restated JDA ("BHES Bonus Shares") if it meets certain contractually stipulated project milestones related to the development of our technology. The Company determined that BHES's achievement of each of these milestones is probable in accordance with the guidance in ASC Topic 718; therefore, the Company recognizes the compensation cost associated with milestone share-based payments ratably over the expected service period. The following table disaggregates the variable compensation payable to BHES should it meet its milestone objectives:

	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA - variable share-based payments	January 2027	$21,777	$5,568	$27,345
Additionally, BHES received 47,000 membership interests that converted into 1,500,265 Class A OpCo Units and a corresponding number of shares of Class B Common Stock in conjunction with the consummation of the Business Combination.
Reference Note 14 for additional quantitative disclosures related to the BHES JDA.
NOTE 13 — Leases
The following table presents the future minimum lease payments that the Company expects to make under its operating leases as of March 31, 2024 (Successor):

Year	Future Minimum Lease Payments
2024	$379
2025	517
2026	531
2027	544
2028	511
2029 and thereafter	—
Total	$2,482
Lease cost for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) was $128 and $49, respectively. Lease costs are recorded as General and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

Office Leases
On June 6, 2022, the Company entered into an office space lease agreement for commercial office space in Durham, North Carolina (the "Measurement Building Lease"), which became effective on November 1, 2022 and had an original lease term of 60 months from the signing date. The lease was classified as an operating lease and the lease liability was calculated using an incremental borrowing rate of 8.0%. On August 11, 2023, the Company agreed to terminate the Measurement Building Lease effective October 6, 2023 and entered into a new office lease agreement (the "Roney St. Lease"). The Roney St. Lease commenced on October 6, 2023 and has an original lease term of 62 months from the commencement date. The simultaneous termination of the Measurement Building Lease and execution of the Roney St. Lease represents a single transaction accounted for as a modification of the Measurement Building Lease. As such, the Company remeasured the lease liabilities and right-of-use asset associated with the Measurement Building Lease and recognized those balances over the amended, remaining lease term.
As of March 31, 2024 (Successor), the Company had $2,092 in lease liabilities and $1,974 in right-of-use assets attributable to the Roney St. Lease on its condensed consolidated balance sheets.
On February 28, 2024, the Company entered into an office space lease agreement for commercial office space in Houston, Texas (the "Atlas Tower Lease"), which becomes effective no earlier than June 1, 2024 and has an original lease term of 68 months from the commencement date. The Company will measure the lease liabilities and right-of-use asset associated with the Atlas Tower Lease upon commencement of the lease, which is expected to occur mid-2024, and will recognize those balances over the lease term.
On March 8, 2024, the Company entered into a land lease with a subsidiary of OXY, a related party, which becomes effective no later than December 31, 2024. The lease has an initial term of 60 months from the commencement date. Additionally, the term may be extended for up to three consecutive periods of ten years. The Company will measure the lease liabilities and right-of-use asset upon commencement of the lease and will recognize those balances over the lease term.
The Roney St. Lease includes an early termination option that enables the Company to end the lease on or after its 50th month. The Atlas Tower Lease includes an early termination option that enables the Company to end the lease at the end of its 44th month. As of March 31, 2024 (Successor), the Company determined that it is unlikely to exercise either termination option; therefore, the above minimum lease payments, as well as the right-of-use asset and lease liabilities associated with the Roney St. Lease, do not consider the effects of this termination option on the lease term.
NOTE 14 — Commitments and Contingencies
Asset Retirement Obligation
The Company's valuation of the asset retirement obligation related to the Demonstration Plant encompasses an estimate for the cost to restore the site as required by lease terms.
The following table reconciles the beginning and ending balances of the asset retirement obligation as of the dates presented:

	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Asset retirement obligation, beginning of period	$2,060	$2,416
Obligation incurred	—	—
Accretion expense	43	59
Asset retirement obligation, end of period	$2,103	$2,475
Unconditional Purchase Obligations
The Company has committed to purchase industrial components for installation at its Demonstration Plant and its first commercial power plant. The Company pays for these components in installments aligned to contractual milestones specified by each commitment's counterparty. In accordance with ASC Topic 440, Commitments, the Company does not recognize these commitments on the condensed consolidated balance sheets.

The following table presents the Company's material, unrecognized purchase obligations as of the periods described:

Commitment	Consideration Type	Gross Commitment	March 31, 2024 (Successor)	Prior Predecessor / Successor Periods	Remaining Commitment
Asset purchase commitments	Cash	$26,009	$1,372	$5,191	$19,446
BHES JDA	Cash	70,000	3,438	11,868	54,694
BHES JDA	Share-Based	70,000	3,438	11,868	54,694
	Total	$166,009	$8,248	$28,927	$128,834
BHES JDA
On February 3, 2022, the Company entered into a Joint Development Agreement with affiliates of BHES, which is a shareholder (the "Original JDA"). The Original JDA's counterparties subsequently amended the agreement's terms on June 30, 2022 and December 13, 2022 (the "Amended and Restated JDA", and collectively with the Original JDA, the "BHES JDA"). The Amended and Restated JDA represents a contract that engages BHES to invest in, develop and deploy the NET Power Cycle in collaboration with the Company. The Amended and Restated JDA entitles BHES to payments of cash and equity in exchange for services related to the development and commercialization of the technology. Subsequent to the Business Combination, the Company records the measurement of services provided by BHES within Research and development on the condensed consolidated statements of operations and comprehensive loss. Prior to June 8, 2023 (Successor), the Company recorded costs incurred under the BHES within Research and development – related party on the condensed consolidated statements of operations and comprehensive loss due to the size of their ownership of the Company and because an employee of BHES served on the Company's Board of Directors. Subsequent to the Business Combination, neither BHES nor its affiliates occupy seats on the Company's Board of Directors and its percentage of ownership fell below 5%; therefore, BHES no longer qualifies as a related party after June 7, 2023 (Predecessor).
Prior to the Business Combination, the Company used membership interests to compensate BHES for its services under the BHES JDA (Note 12). After the Business Combination, the Company uses Class A OpCo Units and corresponding quantities of Class B Common Stock to compensate BHES for its services under the BHES JDA (Note 12).
The following table presents the costs associated with the BHES JDA included in the condensed consolidated statements of operations and comprehensive loss:

	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Cash expense	$3,438	$1,554
Membership interests issued	—	1,943
Class A OpCo Units issued	4,298	—
BHES JDA Bonus Share expense	610	2,688
Total research and development attributable to BHES JDA	$8,346	$6,185
NOTE 15 — Income Taxes
As of March 31, 2024 (Successor), the Company estimated its annual effective tax rate to be 8.11%, and recorded a deferred income tax benefit of $4,038 for the quarter. The annual effective tax rate varies from the statutory federal income tax rate due to amounts allocated to non-controlling interest, state income taxes and other permanent items.
Tax Receivable Agreement - As of March 31, 2024 (Successor), the Company recorded a liability of $10,099 related to its projected obligations under the TRA, which is recorded as Tax Receivable Agreement liability in the condensed consolidated balance sheets. This obligation arose because of qualifying exchanges of Class A OpCo Units that occurred during the period from July 1, 2023 through March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and unit amounts, unless otherwise noted)
The following management's discussion and analysis ("MD&A") provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the forepart of this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), as filed with the SEC on March 11, 2024.
The following MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part 1, Item 1 in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report.
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
As a result of the Business Combination, the Company's financial statement presentation distinguishes NET Power, LLC as the "Predecessor" through June 7, 2023 (the "Predecessor Period") and NET Power Inc. as the "Successor" for periods after the Closing Date (the "Successor Period"). Revenue and earnings after the date of the Business Combination are shown in the Successor Period on the condensed consolidated statements of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
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
Commencing Commercial Operations
Over the next several years, the Company plans to conduct additional research and testing campaigns at its Demonstration Plant and construct its first utility-scale plant. NET Power began purchasing and expects to make additional purchases of initial long-lead materials for the first utility-scale plant in 2024 and targets initial power generation between the second half of 2027 and the first half of 2028. We expect that the 300 MWe class plant will be a NET Power-led consortium project located at an OXY-hosted site in the Permian Basin of West Texas. We expect that the project will fully integrate power production with transportation and underground storage of carbon dioxide. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.
Major remaining development activities relating to completing construction of our first utility-scale plant are similar to the activities we previously undertook to design, build, and commission the Demonstration Plant. These activities include but are not limited to: finalizing a siting study, initiating all permitting required, conducting a front-end engineering design ("FEED") study, originating all required supply and off-take contracts, structuring the project to attract any required third party equity and debt financing and achieving final investment decision, initiating the engineering, procurement and construction ("EPC") process, and constructing and commissioning the facility.
Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) (In thousands)
The following table sets forth our condensed results of operations data for the periods presented:

	Period ended		$ Change	% Change
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Revenue	$—	$50	$(50)	(100.0)%
Cost of revenue	—	—	—	n/a
Gross profit (loss)	—	50	(50)

Operating expenses
General and administrative	6,409	5,673	736	13.0%
Sales and marketing	751	340	411	120.9%
Research and development	11,242	7,566	3,676	48.6%
Project development	324	178	146	82.0%
Depreciation, amortization and accretion	20,057	3,332	16,725	502.0%
Total operating expenses	38,783	17,089	21,694

Operating loss	(38,783)	(17,039)	(21,744)

Other income (expense)
Interest income (expense)	7,690	(30)	7,720	n/m
Change in Earnout Shares liability and Warrant liability	(14,577)	—	(14,577)	n/m
Other income (expense)	—	2	(2)	(100.0)%
Net other income (expense)	(6,887)	(28)	(6,859)

Net loss before income tax	(45,670)	(17,067)	(28,603)
Income tax benefit	(4,038)	—	(4,038)	n/m
Net loss after income tax	(41,632)	(17,067)	(24,565)
Net loss attributable to non-controlling interests	(30,211)	—	(30,211)	n/m
Net loss attributable to NET Power Inc.	$(11,421)	(17,067)	$5,646
___________
n/m = not meaningful
Revenue
We have not generated material revenue to date. We have historically generated revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies. We have also generated revenue for conducting syngas testing at our Demonstration Plant. Revenue decreased by $50, or 100.0%, for the three months ended March 31, 2024, as compared to $50 for the three months ended March 31, 2023. Revenue during these two periods was not significant.
General and administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, and other consulting services. Our general and administrative expenses increased by $736, or 13.0%, for the three months ended March 31, 2024, as compared to $5,673 for the three months ended March 31, 2023. This increase was primarily attributable to costs associated with growth in employee headcount.

Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $411, or 120.9%, for the three months ended March 31, 2024, as compared to $340 for the three months ended March 31, 2023. This increase was primarily attributable to costs associated with growth in employee headcount.
Research and development
Our research and development ("R&D") expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $3,676, or 48.6%, for the three months ended March 31, 2024, as compared to $7,566 for the three months ended March 31, 2023. This increase was primarily due to the commencement of development activities under the BHES JDA.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Our project development expenses increased by $146 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was due to the initiation of activities related to the development of a utility-scale facility.
Depreciation, amortization and accretion
Our depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $16,725, or 502.0%, for the three months ended March 31, 2024, as compared to $3,332 for the three months ended March 31, 2023. As a result of the Business Combination, we adjusted the value of acquired assets to fair value, which resulted in a significant increase in intangible assets for internally developed technology and the fair value of our Demonstration Plant. These increases resulted in an increase in related amortization and depreciation expense in the Successor Period.
Interest income (expense)
Our interest income (expense) increased by $7,720 for the three months ended March 31, 2024 compared to $(30) for the three months ended March 31, 2023. Interest income grew in 2024 due to an overall higher cash balance as a result of the Business Combination and the deployment of cash into fixed income securities and interest-bearing short-term investments. Interest expense in 2023 was attributable to expensing of the loan discount associated with the option liability relating to the member loans, as well as adjustment of the option liability to fair market value.
Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability was $14,577 for the three months ended March 31, 2024, predominately due to the change in the fair value of the Private Placement Warrants. The Earnout Shares and the Warrants were issued in connection with the Business Combination; therefore, there are no corresponding amounts in the three months ended March 31, 2023.
Income tax benefit
Our income tax benefit increased by $4,038 for the three months ended March 31, 2024. There was no income tax benefit for the three months ended March 31, 2023 as, prior to the Business Combination, the Company was organized as a limited liability company and therefore was a pass-through entity for federal income tax purposes.
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
The following table summarizes our liquidity position as of the dates indicated:

	March 31, 2024 (Successor)	December 31, 2023 (Successor)
Cash and cash equivalents	$428,595	$536,927
Available-for-sale securities	96,983	—
Short-term investments	100,000	100,000
Total liquidity	$625,578	$636,927
As of March 31, 2024, we had short-term investments totaling $100,000, which was comprised of a single six-month certificate of deposit custodied by a domestic banking institution and available-for-sale securities comprised of investment grade, fixed income securities totaling $96,983. Additionally, our current liabilities were $10,546 and $12,021 at March 31, 2024 (Successor) and December 31, 2023 (Successor), respectively.
We believe we have the ability to manage our operating costs, including R&D expenditures, such that our existing cash, cash equivalents and short-term investments will be sufficient to fund our obligations for the next 12 months following the filing of this Quarterly Report. We believe that our current sources of liquidity on hand should be sufficient to fund our general corporate operating expenses as we work to commercialize our technology, but certain costs are not reasonably estimable at this time and we may require additional funding. More specifically, we may require additional funding in order to successfully construct our first utility-scale plant and to originate additional NET Power plant opportunities.
Cash Flow Summary (In thousands)
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Three months ended
	March 31, 2024 (Successor)	March 31, 2023 (Predecessor)
Net cash used in operating activities	$(2,663)	$(5,144)
Net cash used in investing activities	$(105,669)	$(615)
Net cash provided by financing activities	$—	$5,836
Operating Activities
Cash used in operating activities decreased by $2,481 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. As we continue to increase hiring and the build out of the Company, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities increased by $105,054 compared to the three months ended March 31, 2023. Our cash used in investing activities for the three months ended March 31, 2024 primarily reflects the investment of a portion of the proceeds received from the PIPE Financing in investment grade fixed income securities and capital expenditures related to our Demonstration Plant and long-lead items for our first utility scale plant.

Financing Activities
Our cash provided by financing activities for the three months ended March 31, 2024 decreased by $5,836 compared to the three months ended March 31, 2023. The decrease was driven by proceeds from option exercises during the three months ended March 31, 2023, compared to no exercises during the three months ended March 31, 2024.
Commitments and Contractual Obligations (In thousands)
Leases
We hold a lease for the approximately 218,900 square feet of land under the Demonstration Plant from Air Liquide at a rate of one dollar per year. The lease expires on the earlier of (i) July 1, 2025 and (ii) the termination of our oxygen supply agreement with Air Liquide, pursuant to which Air Liquide supplies oxygen for our use at the Demonstration Plant. The term of the oxygen supply agreement is perpetual but may be terminated by us or by Air Liquide upon 30 days written notice. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $2,103 and $2,060 as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, future minimum lease payments attributable to the Company's lease arrangements are approximately $2,482.
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The lease for the Company's corporate office space in Houston, Texas, was executed on February 28, 2024, but the term of the lease has not yet commenced. The Company also entered into a land lease agreement with OXY, a related party, on March 8, 2024, for land in West Texas with commencement of the lease to occur no later than December 31, 2024. The term of the Company's land lease has not yet commenced.
Joint Development Agreement
As of March 31, 2024 and December 31, 2023, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA's total value is $140,000. As of March 31, 2024, we recognized approximately $15,306 of inception-to-date cash expenses and approximately $15,306 of inception-to-date share-based expenses related to the BHES JDA. The share-based expense excludes $5,000 of realized loss on share issuance.
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Capital Commitments
As of March 31, 2024, we have committed to purchase certain components of industrial machinery for use at our Demonstration Plant and at our first utility-scale plant. The total gross commitments, which were initially unrecognized on our balance sheet, totaled $26,009. We recognize portions of these commitments on our balance sheet as they become payable per contract milestones. We recognized $1,372 of these commitments on our balance sheet within the current period and $5,191 of these commitments in prior periods.
Critical Accounting Policies and Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report.
Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies ("EGC's") from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGC's, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an

EGC at least through the end of 2024 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties and other factors that could have a material effect on us, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
On January 25, 2024, the Company issued 693,941 shares of Class B Common stock and OpCo issued 693,941 Class A units to BHES as payment for costs incurred pursuant to the Amended & Restated JDA during the fourth quarter of 2023. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Appointment of Chief Accounting Officer

On May 8, 2024, Kelly Rosser, age 48, was appointed as Chief Accounting Officer of the Company. Ms. Rosser joined the Company in January 2024. Prior to joining the Company, Ms. Rosser served as Heliogen, Inc.’s Chief Accounting Officer from August 2022 to January 2024 and also served as Heliogen, Inc.’s interim Chief Financial Officer from February 2023 until July 2023. Ms. Rosser served as Corporate Controller at Zenith Energy Management, LLC (“Zenith”) from April 2019 to August 2022. Previously, Ms. Rosser was an independent consultant from September 2016 to April 2018 and served as Vice President, Chief Accounting Officer and Controller at Par Pacific Holdings, Inc. (NYSE: PARR) from May 2014 to September 2016. Ms. Rosser is a senior level finance executive and a Certified Public Accountant in the state of Texas with extensive exposure to the energy industry, including power generation, midstream, exploration and production, and refining companies. Ms. Rosser has an M.S. in Accounting and a B.B.A from Texas A&M University.

Ms. Rosser has no family relationships, as defined in Item 401 of Regulation S-K, with any director or executive officer of the Company, and there was no arrangement or understanding between Ms. Rosser and any other person pursuant to which she was appointed as an officer. In addition, there have been no transactions directly or indirectly involving Ms. Rosser that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

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

3.1	Certificate of Incorporation of NET Power Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.2	Bylaws of NET Power Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.1	NET Power Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2024).
10.2	Executive Form RSU Grant Notice and Agreement
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
0.104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated: May 13, 2024                        NET Power Inc.

                                By:      /s/ Akash Patel
                                Name:     Akash Patel
                                Title:    Chief Financial Officer
(Principal Financial Officer)