Form 10-Q
period 2024-06-30
NET Power Inc.
filed 2024-08-12
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 73,186,047 shares of Class A Common Stock and 142,185,864 shares of Class B Common Stock as of August 6, 2024.

Certain Defined Terms
For the definitions of certain defined terms used throughout this Quarterly Report on Form 10-Q (this “Report”), please refer to the section entitled “Certain Defined Terms” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company's ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably and the ability of the Company retain its management and key employees; (iii) the Company's ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company's business model, which will likely require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (viii) the Company's ability to establish and maintain supply relationships; (ix) risks related to the Company's arrangements with third parties for the development, commercialization and deployment of technology associated with the Company's technology; (x) risks related to the Company's other strategic investors and partners; (xi) the Company's ability to successfully commercialize its operations; (xii) the availability and cost of raw materials; (xiii) the ability of the Company's supply base to scale to meet the Company's anticipated growth; (xiv) the Company's ability to expand internationally; (xv) the Company's ability to update the design, construction and operations of its technology; (xvi) the impact of potential delays in discovering manufacturing and construction issues; (xvii) the possibility of damage to the Company's Texas facilities as a result of natural disasters; (xviii) the ability of commercial plants using the Company's technology to efficiently provide net power output; (xix) the Company's ability to obtain and retain licenses; (xx) the Company's ability to establish an initial commercial scale plant; (xxi) the Company's ability to license to large customers; (xxii) the Company's ability to accurately estimate future commercial demand; (xxiii) the Company's ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiv) the Company's ability to comply with all applicable laws and regulations; (xxv) the impact of public perception of fossil fuel-derived energy on the Company's business; (xxvi) any political or other disruptions in gas producing nations; (xxvii) the Company's ability to protect its intellectual property and the intellectual property it licenses; (xxviii) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers' operations; (xxix) potential litigation that may be instituted against the Company; and (xxx) other risks and uncertainties indicated in Part I, Item 1A of the Annual Report and other documents subsequently filed with the SEC by the Company.

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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except share and unit amounts

	June 30, 2024 (Successor)	December 31, 2023 (Successor)
ASSETS
Current assets
Cash and cash equivalents	$405,145	$536,927
Short-term investments	100,000	100,000
Investments in securities, available-for-sale	74,220	—
Accounts receivable, net	243	58
Interest receivable	811	1,942
Prepaid expenses	2,350	1,777
Other current assets	344	93
Total current assets	583,113	640,797
Long-term assets
Restricted cash	2,415	—
Investments in securities, available-for-sale	27,433	—
Intangible assets, net	1,274,037	1,307,265
Goodwill	359,847	423,920
Property, plant and equipment, net	107,896	96,856
Operating lease right-of-use assets	2,012	2,212
Other long-term assets	420	—
Total assets	$2,357,173	$2,471,050

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,984	$617
Accrued liabilities	11,969	10,915
Due to related parties	230	142
Operating lease liabilities, current portion	374	347
Total current liabilities	14,557	12,021
Long-term liabilities
Earnout Shares liability	1,404	1,671
Warrant liability	54,514	55,920
Asset retirement obligation	2,146	2,060
Noncurrent operating lease liabilities	1,630	1,808
Tax Receivable Agreement liability	10,587	8,937
Deferred taxes	30,976	57,719
Total liabilities	115,814	140,136

Commitments and contingencies (Note 15)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (continued)
In thousands, except share and unit amounts

	June 30, 2024 (Successor)	December 31, 2023 (Successor)
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	1,510,864	1,545,905

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 (Successor) and December 31, 2023 (Successor)	—	—
Class A Common Stock, $.0001 par value; 520,000,000 shares authorized; 72,584,336 shares issued and outstanding as of June 30, 2024 (Successor) and 71,277,906 shares issued and outstanding as of December 31, 2023 (Successor)	7	7
Class B Common Stock, $.0001 par value; 310,000,000 shares authorized; 141,840,604 shares issued and outstanding as of June 30, 2024 (Successor) and 141,787,429 shares issued and outstanding as of December 31, 2023 (Successor)	14	14
Additional paid-in capital	813,083	851,841
Accumulated other comprehensive loss	(67)	—
Accumulated deficit	(82,542)	(66,853)
Total shareholders' equity	730,495	785,009
Total liabilities, mezzanine shareholders' equity and shareholders' equity	$2,357,173	$2,471,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except share and unit amounts

	Period from			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Revenue	$238	$—	$125	$238	$—	$175
Cost of revenue	30	—	3	30	—	3
Gross profit	208	—	122	208	—	172

Operating expenses
General and administrative	7,760	24,395	7,126	14,045	24,395	12,684
General and administrative – related party	27	14	62	52	14	177
Sales and marketing	876	156	528	1,628	156	869
Research and development	15,088	5,749	979	26,089	5,749	2,068
Research and development – related party	395	87	5,779	662	87	12,243
Project development	869	18	283	1,291	18	479
Option settlement – related party	—	79,054	—	—	79,054	—
Depreciation, amortization and accretion	20,047	4,920	2,476	40,079	4,920	5,802
Total operating expenses	45,062	114,393	17,233	83,846	114,393	34,322

Operating loss	(44,854)	(114,393)	(17,111)	(83,638)	(114,393)	(34,150)

Other income (expense)
Interest income (expense)	9,029	2,126	—	16,719	2,126	(30)
Change in Earnout Shares liability and Warrant liability	16,249	1,009	—	1,671	1,009	—
Other income	6	—	2	8	—	4
Net other income (expense)	25,284	3,135	2	18,398	3,135	(26)

Net loss before income tax	(19,570)	(111,258)	(17,109)	(65,240)	(111,258)	(34,176)
Income tax benefit	2,353	672	—	6,391	672	—
Net loss after income tax	(17,217)	(110,586)	(17,109)	(58,849)	(110,586)	(34,176)
Net loss attributable to non-controlling interests	(12,949)	(75,585)	—	(43,160)	(75,585)	—
Net loss attributable to NET Power Inc.	(4,268)	(35,001)	(17,109)	(15,689)	(35,001)	(34,176)

Other comprehensive gain (loss)
Unrealized gain (loss) on investments	(860)	—	—	(198)	—	—
Foreign currency translation gain	—	1	—	—	1	—
Total other comprehensive gain (loss)	(860)	1	—	(198)	1	—

Comprehensive loss	(18,077)	(110,585)	(17,109)	(59,047)	(110,585)	(34,176)
Comprehensive loss attributable to non-controlling interests	(13,518)	(75,585)	—	(43,291)	(75,585)	—
Comprehensive loss attributable to NET Power Inc.	$(4,559)	$(35,000)	$(17,109)	$(15,756)	$(35,000)	$(34,176)

Net loss per share of Class A Common Stock (Successor) or per membership interest (Predecessor)	$(0.06)	$(0.52)	$(4.51)	$(0.22)	$(0.52)	$(9.07)

Weighted average shares of Class A Common Stock or membership interests, basic and diluted	72,177,137	67,404,794	3,791,634	72,035,845	67,404,794	3,766,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Shareholders' Equity and Non-Controlling Interest (Unaudited)
In thousands, except share and unit amounts

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023 (Successor)	71,277,906	$7	141,787,429	$14	$851,841	$—	$(66,853)	$785,009	$1,545,905
Redemption of Class B Common Stock	679,559	—	(679,559)	—	74	—	—	74	(74)
Issuance of Class A Common Stock	12,587	—	—	—	4,032	—	—	4,032	(4,005)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	(567)	—	—	(567)	—
Unrealized gain on investments	—	—	—	—	—	224	—	224	438
Amortization of share-based payments	—	—	693,941	—	647	—	—	647	5,622
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(118,225)	—	—	(118,225)	118,225
Net loss	—	—	—	—	—	—	(11,421)	(11,421)	(30,211)
Balance at March 31, 2024 (Successor)	71,970,052	$7	141,801,811	$14	$737,802	$224	$(78,274)	$659,773	$1,635,900
Redemption of Class B Common Stock	611,455	—	(611,455)	—	708	—	—	708	(708)
Issuance of Class A Common Stock	2,129	—	—	—	29	—	—	29	(3)
Exercise of Warrants	700	—	—	—	10	—	—	10	—
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	674	—	—	674	—
Unrealized loss on investments	—	—	—	—	—	(291)	—	(291)	(568)
Amortization of share-based payments	—	—	650,248	—	1,114	—	—	1,114	7,417
Adjustment of redeemable non-controlling interest to book value, net of deferred taxes	—	—	—	—	72,746	—	—	72,746	(118,225)
Net loss	—	—	—	—	—	—	(4,268)	(4,268)	(12,949)
Balance at June 30, 2024 (Successor)	72,584,336	$7	141,840,604	$14	$813,083	$(67)	$(82,542)	$730,495	$1,510,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Shareholders' Equity and Non-Controlling Interest (Continued) (Unaudited)
In thousands, except share and unit amounts

	Class A Common Stock		Class B Common Stock		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity	Class A Ordinary Shares		Total Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount						Shares	Amount
Balance at June 8, 2023 (Successor)	—	$—	—	$—	2,500	$—	8,625,000	$1	$—	$—	$(98,966)	$(98,966)	$—	34,500,000	$356,318	$356,318
Sponsor forfeiture of RONI Class B ordinary shares and reservation of Earnout shares	—	—	—	—	—	—	(1,986,775)	—	—	—	—	—	—	—	—	—
Redemption of Class A ordinary shares by RONI public shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,195,224)	(218,983)	(218,983)
Conversion of RONI Class A and Class B ordinary shares into NET Power, Inc. Class A and Class B Common Stock, respectively	13,307,276	1	6,638,225	1	(2,500)	—	(6,638,225)	(1)	60,045	—	—	60,047	87,094	(13,304,776)	(137,335)	(50,241)
Issuance of RONI Class A Common Stock to PIPE Investors	54,044,995	6	—	—	—	—	—	—	540,445	—	—	540,451	—	—	—	—
Equity awards vested due to Business Combination	—	—	8,356,635	1	—	—	—	—	542	—	(542)	1	109,639	—	—	109,639
Issuance of RONI Class B Common Stock to Former NET Power, LLC Unitholders	—	—	127,716,730	12	—	—	—	—	(12)	—	75,711	75,711	1,676,618	—	—	1,676,618
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	1	—	1	—	—	—	—
Amortization of share-based payments	—	—	—	—	—	—	—	—	—	—	—	—	752	—	—	752
Carrying value adjustment of redeemable non-controlling interest	—	—	—	—	—	—	—	—	(86,801)	—	—	(86,801)	86,801	—	—	86,801
Net loss	—	—	—	—	—	—	—	—	—	—	(35,001)	(35,001)	(75,585)	—	—	(75,585)
Balance at June 30, 2023 (Successor)	67,352,271	$7	142,711,590	$14	—	$—	—	$—	$514,219	$1	$(58,798)	$455,443	$1,885,319	—	$—	$1,885,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Members' Equity (Unaudited)
In thousands, except unit amounts

	Membership Interests		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Members' Equity
	Units	Amount
Balance at December 31, 2022 (Predecessor)	3,722,355	$262,622	$26,288	$17	$(224,525)	$64,402
Issuance of shares to:
Occidental Petroleum	5,824	1,859	—	—	—	1,859
Constellation	28,764	9,181	—	—	—	9,181
BHES (Bonus shares)	—	—	2,688	—	—	2,688
BHES (In-kind shares)	6,281	1,325	618	—	—	1,943
Vesting of profits interests	—	—	1,747	—	—	1,747
Comprehensive loss	—	—	—	—	(17,067)	(17,067)
Balance at March 31, 2023 (Predecessor)	3,763,224	$274,987	$31,341	$17	$(241,592)	$64,753
Issuance of shares to:
Occidental Petroleum	31,328	10,000	—	—	—	10,000
BHES (Bonus shares)	—	—	2,001	—	—	2,001
BHES (In-kind shares)	9,210	1,943	16	—	—	1,959
Vesting of profits interests	—	—	1,119	—	—	1,119
Comprehensive loss	—	—	—	—	(17,109)	(17,109)
Balance at June 7, 2023 (Predecessor)	3,803,762	$286,930	$34,477	$17	$(258,701)	$62,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Period from
	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Cash flows from operating activities:
Net loss after income tax	$(58,849)	$(110,586)	$(34,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	40,079	4,920	5,802
Non-cash interest (income) expense	(1,424)	—	30
Non-cash lease expense	48	6	13
Conversion of equity awards	—	86,585	—
Allowance for doubtful accounts	—	—	352
Deferred taxes	(6,391)	(672)	—
Change in fair value of Earnout Shares liability	(267)	(119)	—
Change in fair value of Warrant liability	(1,404)	(890)	—
Vesting of profits interests	—	—	2,864
Share-based payments	14,800	752	8,593
Changes in operating assets and liabilities:
Accounts receivable, net	(185)	—	—
Interest receivable	1,611	(2,125)	—
Prepaid expenses	(573)	(2,922)	(453)
Other current assets	(252)	108	1,765
Other long-term assets	(420)	—	—
Accounts payable	1,367	(1,504)	1,768
Accrued liabilities	935	(10,959)	(384)
Due to related parties	88	1,914	3,203
Net cash used in operating activities	(10,837)	(35,492)	(10,623)

Cash flows from investing activities:
Cash acquired as part of Business Combination	—	7,946	—
Purchases of available-for-sale securities	(121,656)	—	—
Maturities of available-for-sale securities	20,750	—	—
Capitalized software	(412)	—	—
Purchase of property, plant and equipment	(17,273)	(492)	(2,431)
Net cash (used in) provided by investing activities	(118,591)	7,454	(2,431)

Cash flows from financing activities:
Repurchase of redeemed Class A Ordinary Shares	—	(218,983)	—
Issuance of Class A Common Stock, including exercise of Warrants	61	—	—
Proceeds from PIPE financing, net of issuance costs	—	540,451	—
Issuance of equity under JDA as a result of Business Combination	—	9,917	—
Payment of transaction expenses	—	(11,722)	—
Proceeds from share issuances	—	—	15,836
Net cash provided by financing activities	61	319,663	15,836

Net (decrease) increase in cash, cash equivalents, and restricted cash	(129,367)	291,625	2,782

Effect of foreign currency exchange rate changes on cash	—	1	—
Cash, cash equivalents, and restricted cash, beginning of period	536,927	357,019	5,164
Cash, cash equivalents, and restricted cash, end of period	$407,560	$648,645	$7,946

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Period from
	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Supplemental non-cash investing activities:
Change in accruals for capital expenditures	$120	$—	$—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$405,145	$648,645	$7,946
Restricted cash	2,415	—	—
Total cash, cash equivalents, and restricted cash	$407,560	$648,645	$7,946
The accompanying notes are an integral part of these condensed consolidated financial statements

NET Power Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share, per share and unit amounts, unless otherwise noted)
NOTE 1 — Nature of Business and Basis of Presentation
Nature of Business
NET Power Inc. (“Net Power” or the “Company”) is a clean energy technology company that has developed a proprietary process for producing electricity using a predominantly carbon dioxide working fluid that involves the capture and reuse, sale and sequestration of carbon dioxide (the “Net Power Cycle”). The Net Power Cycle is the subject of U.S. and foreign patents, as well as additional applications and provisional applications on file with the United States Patent and Trademark Office and international patent authorities.
Business Combination
On December 13, 2022, NET Power, LLC entered into a Business Combination Agreement with Rice Acquisition Corp. II (“RONI”), Rice Acquisition Holdings II LLC (“RONI OpCo”), Topo Buyer Co, LLC (“Buyer”) and Topo Merger Sub, LLC (“Merger Sub”). On June 8, 2023 (the “Closing Date”), Merger Sub merged with and into NET Power, LLC, with NET Power, LLC continuing as the surviving entity, resulting in it becoming a majority-owned, direct subsidiary of Buyer. RONI OpCo, a subsidiary of RONI, renamed itself NET Power Operations LLC (“OpCo”) and RONI renamed itself NET Power Inc. upon completion of the merger (the “Business Combination”). The Business Combination resulted in an umbrella partnership, C corporation or “Up-C” structure.
OpCo is a variable interest entity (“VIE”) in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”); therefore, RONI represented the accounting acquirer within the Business Combination structure. The Company elected push-down accounting for the Business Combination and recorded the push-down entries at OpCo. ASC 810 requires that a reporting entity that possesses a controlling financial interest in a VIE consolidate that VIE. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities that most significantly impact the VIE's economic performance; and (b) the obligation to absorb the VIE's losses and the right to receive benefits that are significant to the VIE. The Company determined that OpCo continued to meet the definition of a VIE after the Business Combination and that the Company became the primary beneficiary of OpCo beginning on the Closing Date of the Business Combination; therefore, the Company has consolidated OpCo from the date of the Business Combination.
As a result of the Business Combination, the Company's financial statement presentation distinguishes NET Power, LLC as the “Predecessor” through June 7, 2023 (the “Predecessor Period”) and Net Power as the “Successor” for periods beginning on or after the Closing Date (the “Successor Period”). Revenue and earnings after the date of the Business Combination are shown in the Successor Period on the condensed consolidated statements of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, the Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
The condensed consolidated financial statements include the accounts of subsidiaries that Net Power consolidates according to the rules set forth in ASC 810. The Company consolidates all wholly-owned subsidiaries and subsidiaries in which it owns a 50% or greater ownership interest and all VIE's to which it is deemed to represent the primary beneficiary, as described above. These condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and consolidated VIE's. Intercompany balances have been eliminated through the consolidation process.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information; however, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In management's opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements for the year ended December 31, 2023 and include all adjustments, which consist of only normal and recurring adjustments, necessary for fair statement.

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
Reclassification of Prior Period Amounts
Certain prior period financial information has been reclassified to conform to current period presentation.
NOTE 2 — Significant Accounting Policies
In the opinion of the Company’s management, the Company’s significant accounting policies used for the period from April 1, 2024 through June 30, 2024 (Successor) and the period from January 1, 2024 through June 30, 2024 (Successor), unless otherwise noted below are consistent with those used for the fiscal year ended December 31, 2023. Accordingly, reference Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”) for the Company’s significant accounting policies.
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
Restricted Cash
Restricted cash includes cash held to secure a letter of credit. As of June 30, 2024, the Company had restricted cash of $2,415 included in the condensed consolidated balance sheets. As of December 31, 2023, the Company had no restricted cash.
Investment Securities
We hold investment securities that are classified as available-for-sale securities and are available to be sold in the future as needed.
Accounting Standards Not Yet Adopted
During December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public business entities to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for the Company for calendar years beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating the effect ASU 2023-09 will have on its consolidated financial statements.

NOTE 3 — Goodwill and Intangible Assets
Goodwill
Goodwill represents the future economic benefits derived from the Company's unique market position, the growth attributable to the Net Power Cycle and the Company's assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill is allocated to the Company's sole reportable segment and reporting unit.
The following table presents the Company's goodwill included in the condensed consolidated balance sheets:

Goodwill at December 31, 2023 (Successor)	$423,920
Measurement adjustments	(64,073)
Goodwill at June 30, 2024 (Successor)	$359,847
During the second quarter of 2024, the Company completed its estimate of deferred taxes as of the Closing Date and finalized its purchase price allocation, which resulted in a measurement adjustment to goodwill.
Definite-Lived Intangible Assets
The following tables summarize the Company's definite-lived intangible assets included in the condensed consolidated balance sheets:

	June 30, 2024 (Successor)			December 31, 2023 (Successor)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$1,345,000	$(71,360)	$1,273,640	$1,345,000	$(37,735)	$1,307,265
Software	412	(15)	397	—	—	—
Total definite lived intangible assets	$1,345,412	$(71,375)	$1,274,037	$1,345,000	$(37,735)	$1,307,265
The following table presents the Company’s amortization expense for the following periods:

	Period from			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Amortization expense	$16,828	$4,110	$—	$33,640	$4,110	$—
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter:

Remainder of 2024	$33,711
2025	67,323
2026	67,323
2027	67,323
2028	67,323
2029	67,268
2030 and thereafter	903,766
Total	$1,274,037

NOTE 4 — Property, Plant and Equipment
The following table summarizes the key classifications of property, plant and equipment included in the condensed consolidated balance sheets:

	June 30, 2024 (Successor)	December 31, 2023 (Successor)
Demonstration Plant, gross	$89,239	$89,239
Furniture and equipment, gross	729	320
Construction in progress	31,425	14,443
Total property, plant and equipment, gross	121,393	104,002
Accumulated depreciation	(13,497)	(7,146)
Total property, plant and equipment, net	$107,896	$96,856
The following table presents the Company’s depreciation expense for the following periods:

	Period from			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Depreciation expense	$3,176	$800	$2,433	$6,353	$800	$5,700
NOTE 5 — Accrued Liabilities
Accrued liabilities consist of the following components included in the condensed consolidated balance sheets:

	June 30, 2024 (Successor)	December 31, 2023 (Successor)
Incentive compensation	$1,766	$2,016
Cash-based expense of BHES JDA	4,981	3,669
Legal service provider fees	197	160
Capital expenditures	3,725	3,605
Other accrued liabilities	1,300	1,465
Total accrued liabilities	$11,969	$10,915

NOTE 6 — Revenue and Accounts Receivable
Revenue
The following table disaggregates the revenue included in the condensed consolidated statements of operations and comprehensive loss into its major components:

	Period from			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Feasibility studies	$—	$—	$125	$—	$—	$175
Test data sales	238	—	—	238	—	—
Total revenue	$238	$—	$125	$238	$—	$175
Performance Obligations
Revenue recognized under contracts with customers exclusively includes the performance obligations satisfied in the applicable reporting period.
Accounts Receivable
Accounts receivable, net consists of the following balances included in the condensed consolidated balance sheets:

	June 30, 2024 (Successor)	December 31, 2023 (Successor)
Accounts receivable, gross	$5	$58
Unbilled revenue	238	—
Accounts receivable, net	$243	$58
During the period from April 1, 2024 through June 30, 2024 (Successor), the period from January 1, 2024 through June 30, 2024 (Successor), and the period from June 8, 2023 through June 30, 2023 (Successor), the Company did not record any provision for credit losses within General and administrative expense on the condensed consolidated statements of operations and comprehensive loss associated with its accounts receivable. During the period from January 1, 2023 through June 7, 2023 (Predecessor), the Company recorded an allowance for doubtful accounts equal to $352 within General and administrative expense on the condensed consolidated statements of operations and comprehensive loss associated with its accounts receivable.
NOTE 7 — Related Party Transactions
The following table summarizes the related party amounts included in the condensed consolidated balance sheets:

	June 30, 2024 (Successor)	December 31, 2023 (Successor)
Amounts due to related parties under master services agreements	$230	$142

The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Period from			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Master services agreement administrative costs	$27	$14	$37	$52	$14	$80
Engineering support provided by former board member	—	—	25	—	—	97
General and administrative – related party	$27	$14	$62	$52	$14	$177

Master services agreement costs for Demonstration Plant	$395	$87	$252	$662	$87	$530
BHES JDA	—	—	5,527	—	—	11,713
Research and development – related party	$395	$87	$5,779	$662	$87	$12,243

Option settlement – related party	$—	$79,054	$—	$—	$79,054	$—
Master Services Agreements
A significant shareholder has provided the Company with marketing services, patent administration services and technology maintenance services related to the development of the Net Power Cycle. These totals are included in General and administrative – related party on the condensed consolidated statements of operations and comprehensive loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the Demonstration Plant. These totals are reflected in Research and development – related party on the condensed consolidated statements of operations and comprehensive loss. The Company had $230 and $142 in current liabilities payable to related parties as of June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively, on the condensed consolidated balance sheets related to these services. These related party payables are unsecured and are due on demand.
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
BHES JDA
On February 3, 2022, the Company entered into a Joint Development Agreement with affiliates of BHES, which is a shareholder (the “Original JDA”). The Original JDA's counterparties subsequently amended the agreement's terms on June 30, 2022 and December 13, 2022 (the “Amended and Restated JDA”, and collectively with the Original JDA, the “BHES JDA”). The Amended and Restated JDA represents a contract that engages BHES to invest in, develop and deploy the NET Power Cycle in collaboration with the Company. The Amended and Restated JDA entitles BHES to payments of cash and equity in exchange for services related to the development and commercialization of the technology. Subsequent to the Business Combination, the Company records the measurement of services provided by BHES within Research and development on the condensed consolidated statements of operations and comprehensive loss. Prior to June 8, 2023 (Successor), the Company recorded costs incurred under the BHES within Research and development – related party on the condensed consolidated statements of operations and comprehensive loss due to the size of their ownership of the Company and because an employee of BHES served on the Company's Board of Directors. Subsequent to the Business Combination, neither BHES nor its affiliates occupy seats on the Company's Board of Directors and its percentage of ownership fell below 5%; therefore, BHES no longer qualifies as a related party after June 7, 2023 (Predecessor).
Lease
Reference Note 13 — Leases for a discussion of the lease with Occidental Petroleum Corporation (“Occidental Petroleum”).

Option Settlement
One of the Company's shareholders owned an option to purchase up to 711,111 membership interests from NET Power, LLC if NET Power, LLC met certain performance conditions, which it did not achieve prior to the close of the Business Combination. Immediately prior to the close of the Business Combination, the option holder received 247,655 NET Power, LLC membership interests with a value of approximately $79,054 in exchange for retiring the purchase option. The membership interests converted into 7,905,279 Class A OpCo Units and a corresponding quantity of shares of Class B Common Stock in conjunction with the Business Combination. The loss generated from the settlement of the share purchase option is recorded as Option settlement – related party expense on the condensed consolidated statements of operations and comprehensive loss.
NOTE 8 — Investments
The Company has two types of investments, a certificate of deposit, which is classified as a short-term investment, and investments in securities, which are classified as available-for-sale.
The entire balance of $100,000 of the certificate of deposit is shown within short-term investments on the condensed consolidated balance sheets as of June 30, 2024 (Successor) and December 31, 2023 (Successor). The interest receivable on the certificate of deposit was $268 and $1,886 at June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively, and is included in Interest receivable on the condensed consolidated balance sheets.
The following table presents the Company's available-for-sale investments included in the condensed consolidated balance sheets:

	June 30, 2024
Current assets	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$12,467	$(19)	$12,448
Commercial paper	19,025	—	19,025
U.S. treasuries	42,831	(84)	42,747
Total	$74,323	$(103)	$74,220

Long-term assets	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$2,412	$(7)	$2,405
U.S. treasuries	25,116	(88)	25,028
Total	$27,528	$(95)	$27,433
The cost of securities sold is based on the specific-identification method. During the period from April 1, 2024 through June 30, 2024 (Successor) and the period from January 1, 2024 through June 30, 2024 (Successor), there were no securities sold. There were no credit losses recognized during the period from April 1, 2024 through June 30, 2024 (Successor) and the period from January 1, 2024 through June 30, 2024 (Successor). The Company established no allowances for credit losses as of June 30, 2024 (Successor). The Company did not have any available-for-sale investments as of December 31, 2023 (Successor).

NOTE 9 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the Company utilized to determine the fair value:

	Level	June 30, 2024 (Successor)	December 31, 2023 (Successor)
Assets
Available-for-sale investments [1]	1	$101,653	$—
Short-term investments	2	100,000	100,000
Total assets		$201,653	$100,000

Liabilities
Public Warrants	1	$19,743	$18,969
Private Placement Warrants	3	34,771	36,951
Earnout Shares	3	1,404	1,671
Total liabilities		$55,918	$57,591
___________
(1) $27,433 of these investments are classified as long-term on our consolidated balance sheet.
The following table contains a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	Period From			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Balance of recurring level 3 liabilities at beginning of period	$47,164	$63,851	$—	$38,622	$63,851	$5,174
Change in Earnout Shares liability and Warrant liability	(10,989)	(664)	—	(2,447)	(664)	—
Payments	—	—	—	—	—	(5,174)
Balance of recurring level 3 liabilities at end of period	$36,175	$63,187	$—	$36,175	$63,187	$—
Earnout Shares
The fair values for the Class A OpCo Units and corresponding shares of Class B Common Stock that, pursuant to an agreement with Sponsor and certain of its affiliates, are or were subject to forfeiture, with vesting occurring in three tranches based on the trading share price of the Class A Common Stock on the NYSE (the “Earnout Shares”) are estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average share price. The key inputs into the valuation of the Earnout Shares are an expected remaining term of 1.94 years, a risk-free rate of 4.6% and estimated equity volatility of 39.9%. The estimated equity volatility assumption is based on a blended average of asset and equity volatility measurements of publicly traded companies within the Company's peer group.
Warrants
The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the Public Warrants are considered to be level 1 fair value instruments.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $9.83 as of June 30, 2024 (Successor), a risk-free rate of 4.3%, volatility of 41.5%, a term of 3.94 years and a strike price of $11.50 per share. The volatility assumption is based on a blended average of operating and equity volatility of publicly traded companies within the Company's peer group, the Company's own historical volatility and the implied volatility of the Public Warrants. The Private Placement Warrants are considered to be level 3 fair value instruments.

Short-term Investments
Short-term investments are valued at cost, which approximates fair value. Short-term investments are considered level 2 fair value instruments because cost basis is not observable in a public market.
Investment Securities
Available-for-sale investments are classified as Level 1 because they are valued using using the most recent quoted prices for identical assets in active markets.
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
NOTE 10 — Net Loss per Share/Unit
Successor Period
Based on the amounts outstanding at June 30, 2024 (Successor) and June 30, 2023 (Successor), the Company excluded the following financial instruments from the computation of diluted net loss per unit because their inclusion would be anti-dilutive:

Anti-Dilutive Instrument	June 30, 2024 (Successor)	June 30, 2023 (Successor)
Public Warrants	8,621,535	8,624,974
Private Placement Warrants	10,900,000	10,900,000
Earnout Shares	328,925	986,775
BHES Bonus Shares	2,068,416	2,068,416
Unvested Class A OpCo Units	241,670	1,119,198
Vested Class A OpCo Units	142,476,116	136,392,072
Unvested RSUs	933,590	—
Unvested PSUs	127,710	—
Make-Whole Awards	1,257,467	—
Stock Options	2,459,893	—
Class B OpCo Units	—	6,638,125
Total	169,415,322	166,729,560
In the Successor Period, only shares of Class A Common Stock participate in the Company's undistributed earnings. As such, the Company's undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the period from April 1, 2024 through June 30, 2024 (Successor) and the period from January 1, 2024 through June 30, 2024 (Successor).

The following table sets forth the computation of the Company's basic and diluted net loss per share for the following periods:

	Period from
	April 1 - June 30, 2024 (Successor)	June 8 - June 30, 2023 (Successor)	January 1 - June 30, 2024 (Successor)
Numerator
Net loss after income tax	$(17,217)	$(110,586)	$(58,849)
Net loss attributable to shareholders	$(4,268)	$(35,001)	$(15,689)
Denominator
Weighted-average number shares outstanding, basic and diluted	72,177,137	67,404,794	72,035,845
Net loss per share attributable to shareholders, basic and diluted	$(0.06)	$(0.52)	$(0.22)
Predecessor Period
During the Predecessor periods, the Company's anti-dilutive securities were profits interests, member loan share options and share options. Based on the amounts outstanding as of June 7, 2023 (Predecessor), the Company excluded the following positions from the computation of diluted net loss per unit because their inclusion would be anti-dilutive:

Anti-Dilutive Instrument	June 7, 2023 (Predecessor)
Unvested profit interests	119,076
Member loan share options	—
Occidental Petroleum share options	—
Total	119,076
The following table sets forth the computation of the Company's basic and diluted net loss per unit for the following periods:

	Period from
	April 1 - June 7, 2023 (Predecessor)	January 1 - June 7, 2023 (Predecessor)
Numerator
Net loss after income tax	$(17,109)	$(34,176)
Net loss attributable to membership interest holders	$(17,109)	$(34,176)
Denominator
Weighted-average number membership interests outstanding, basic and diluted	3,791,634	3,766,871
Net loss per unit attributable to membership interest holders, basic and diluted	$(4.51)	$(9.07)
NOTE 11 — Shareholders' Equity
As of June 30, 2024 and December 31, 2023, the Company owned 33.8% and 33.1% of the membership interests in OpCo, respectively, and non-controlling interest holders owned 66.2% and 67.0% of the membership interests in OpCo, respectively. The Company measures redeemable non-controlling interests (“NCI”) each quarter at the higher of its book value or its redemption value. For the period from April 1, 2024 through June 30, 2024 (Successor), the Company measured redeemable NCI at book value. For the period from June 8, 2023 through June 30, 2023 (Successor), the Company measured redeemable NCI at redemption value. The adjustment to redeemable non-controlling interest is recorded through Additional paid-in capital on the condensed consolidated statement of shareholders' equity and non-controlling interest.

The table below demonstrates the calculation of net loss before income tax attributable to redeemable non-controlling interest holders for the following periods:

	Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 - June 30, 2024 (Successor)
Net loss before income tax	$(19,570)	$(111,258)	$(65,240)
Redeemable non-controlling interest percentage — Class A OpCo Units	66.2%	68.0%	66.2%
Net loss before income tax attributable to Class A OpCo Units	$(12,949)	$(75,585)	$(43,160)
NOTE 12 — Share-Based Payments
OpCo Unit Awards (Predecessor and Successor)
As of June 30, 2024 (Successor), there was $1,059 of unrecognized share-based compensation expense related to unvested Class A OpCo Units granted under previous programs, which the Company expects to recognize over a weighted average period of three years.
The following table presents a summary of employee equity awards comprised of Class A OpCo Units and the corresponding quantity of shares of Class B Common Stock outstanding, granted, forfeited, vested on an accelerated basis and redeemed included in the condensed consolidated statements of operations and comprehensive loss for the following periods:

	Quantity			Calculated Value
	January 1 - June 30, 2024 (Successor)	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)
Unvested, beginning of period	848,415	1,895,179	226,494	$5.21	$13.06	$63.25
Granted	—	—	—	$—	$—	$—
Forfeited	—	(324,625)	—	$—	$10.82	$—
Vested	(570,675)	—	(107,418)	$4.99	$—	$63.18
Accelerated	(36,070)	(451,356)	—	$5.66	$15.05	$—
Unvested, end of period	241,670	1,119,198	119,076	$6.50	$12.91	$63.32
Restricted Stock Units (Successor)
During the period from January 1, 2024 through June 30, 2024 (Successor), there were 520,605 restricted stock units (“RSU”) awarded under the terms of the NET Power Inc. 2023 Omnibus Incentive Plan. As of June 30, 2024 (Successor), there was $9,050 of unrecognized share-based compensation expense related to unvested RSUs, which the Company expects to recognize over a weighted average period of three years. Generally, RSUs granted to employees and the majority of executives either cliff-vest on the three-year anniversary date of the grant or vest ratably on each anniversary of the date of grant over a three-year period. Annual awards granted to independent directors cliff-vest on the first anniversary of each award's grant date.
Additionally, there were 1,257,467 RSUs awarded to certain legacy employees as permitted by the business combination agreement (the “Make-Whole Awards”). These RSUs vest upon occurrence of the following events, which we classify as performance conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant, and (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant. The Make Whole Awards expire ten years from the grant date. The Company will record compensation expense related to the Make-Whole Awards from the date the performance conditions are considered probable through the expected vesting dates. As of June 30, 2024 (Successor), the performance conditions are not considered probable, therefore, no compensation cost has been recognized related to the Make-Whole Awards.

The following table presents a summary of RSU activity during the period from January 1, 2024 through June 30, 2024 (Successor):

	Quantity	Fair Value
Unvested, beginning of period	443,221	$13.13
Granted	1,778,072	$11.11
Forfeited	(15,361)	$12.27
Vested	—	$—
Accelerated	(14,875)	$12.91
Unvested, end of period	2,191,057	$11.60
Performance Stock Units (Successor)
On April 2, 2024, there were 127,710 PSUs awarded to certain executives in which the vesting occurs upon the achievement of specific market-based conditions related to the Company's financial performance over a three-year period, modified based on the Company's Relative Total Shareholder Return (“TSR”) and subject to final vesting based on the participant’s continued employment through the end of the requisite service period. The amount of awards that will ultimately vest for the PSU can range from 0% to 200% based on the TSR calculated over a three year period. The fair value of the PSUs was determined using the Monte Carlo Simulation model and is being expensed over the three-year vesting period. The assumptions used to calculate the fair value of these awards were:

Weighted average expected life	3 years
Risk-free interest rates	4.4%
Expected volatility	68.0%
The following table presents a summary of PSU activity as of June 30, 2024 and the changes during the period from January 1, 2024 through June 30, 2024 (Successor):

	Quantity	Fair Value
Unvested, beginning of period	—	$—
Granted	127,710	16.24
Forfeited	—	—
Vested	—	—
Unvested, end of period	127,710	$16.24
As of June 30, 2024 (Successor), there was $1,905 of unrecognized share-based compensation expense related to unvested PSUs.
Stock Options (Successor)
On April 2, 2024, the Company granted stock options to its Chief Executive Officer to purchase 2,459,893 shares of common stock of the Company with an exercise price of $11.30 per share and an expiration date of April 2, 2034. The stock options vest and become exercisable upon satisfaction of the following performance and market conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant, (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant, and (iii) a closing share price above $30 per share for 60 consecutive trading days (or the equivalent when adjusted for any stock splits, reverse stock splits, and cumulative dividends paid per share until the vesting date). The Company will recognize compensation expense from the date the performance conditions become probable through the expected vesting date. As of June 30, 2024 (Successor), the performance conditions are not considered probable; therefore, no expense has been recognized related to these stock options.

The grant date fair value of stock options granted was $20,958 and was estimated using the Monte Carlo Simulation model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions:

Weighted average expected life	3.35 years
Risk-free interest rates	4.27%
Expected volatility	80%
BHES JDA (Predecessor and Successor)
The following table presents the quantity and value of equity issued to Baker Hughes Energy Services LLC (“BHES”) as payment for costs incurred pursuant to the Original JDA and the Amended and Restated BHES JDA (Note 7). The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statement of shareholders' equity and non-controlling interest. The following table displays the fair value of shares distributed as payment for services rendered by BHES under the terms of the BHES JDA during the periods described below:

	Quantity			Total Fair Value
	January 1 - June 30, 2024 (Successor)	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 - June 30, 2023 (Successor)	January 1 - June 7, 2023 (Predecessor)	Equivalent Value per Unit or per Share (1)
Membership Interests	—	—	9,210	$—	$—	$1,943	$168.75
Class A OpCo Units	1,592,425	22,447	296,160	10,526	148	1,958	$5.29
Class B Common Stock	1,592,425	22,447	296,160	—	—	—	$—
Total				$10,526	$148	$3,901
___________
(1) The Equivalent Value per Unit is the discounted price per membership interest or per share stipulated in the BHES JDA.
Shares used as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17,500 to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $5,079 related to such issuances.
BHES may earn additional shares under the terms of the Amended and Restated JDA (“BHES Bonus Shares”) if it meets certain contractually stipulated project milestones related to the development of our technology. The Company determined that BHES’s achievement of each of these milestones is probable in accordance with the guidance in ASC Topic 718; therefore, the Company recognizes the compensation cost associated with milestone share-based payments ratably over the expected service period. The following table disaggregates the variable compensation payable to BHES should it meet its milestone objectives:

	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA - variable share-based payments	January 2027	$22,387	$4,958	$27,345
Additionally, BHES received 1,500,265 Class A OpCo Units and a corresponding number of shares of Class B Common Stock in conjunction with the consummation of the Business Combination.
Reference Note 14 for additional disclosures related to the BHES JDA.

NOTE 13 — Leases
The following table presents the future minimum lease payments that the Company expects to make under its operating leases as of June 30, 2024 (Successor):

Year	Future Minimum Lease Payments
Remainder of 2024	$257
2025	523
2026	535
2027	548
2028	515
Total	$2,378
Lease costs are recorded as General and administrative expense on the condensed consolidated statements of operations and comprehensive loss. The following table presents the Company's lease costs by period presented:

	Period from			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Operating lease costs	$128	$13	$36	$255	$13	$85
Office Leases
On June 6, 2022, the Company entered into an office space lease agreement for commercial office space in Durham, North Carolina (the “Measurement Building Lease”), which became effective on November 1, 2022 and had an original lease term of 60 months from the signing date. The lease was classified as an operating lease and the lease liability was calculated using an incremental borrowing rate of 8.0%. On August 11, 2023, the Company agreed to terminate the Measurement Building Lease effective October 6, 2023 and entered into a new office lease agreement (the “Roney St. Lease”). The Roney St. Lease commenced on October 6, 2023 and has an original lease term of 62 months from the commencement date. The simultaneous termination of the Measurement Building Lease and execution of the Roney St. Lease represents a single transaction accounted for as a modification of the Measurement Building Lease. As such, the Company remeasured the lease liabilities and right-of-use asset associated with the Measurement Building Lease and recognized those balances over the amended, remaining lease term.
On February 28, 2024, the Company entered into an office space lease agreement for commercial office space in Houston, Texas (the “Atlas Tower Lease”), which became effective in July of 2024 and has an original lease term of 68 months from the commencement date. The Company will measure the lease liabilities and right-of-use asset associated with the Atlas Tower Lease upon commencement of the lease and will recognize those balances over the lease term.
The Roney St. Lease includes an early termination option that enables the Company to end the lease on or after its 50th month. The Atlas Tower Lease includes an early termination option that enables the Company to end the lease at the end of its 44th month. As of June 30, 2024 (Successor), the Company determined that it is unlikely to exercise either termination option; therefore, the above minimum lease payments, as well as the right-of-use asset and lease liabilities associated with the Roney St. Lease, do not consider the effects of this termination option on the lease term.
As of June 30, 2024 (Successor), the Company had $1,987 in lease liabilities and $1,886 in right-of-use assets attributable to the Roney St. Lease on its condensed consolidated balance sheets.
Land Leases
On March 8, 2024, the Company entered into a land lease with a subsidiary of Occidental Petroleum, a related party, which becomes effective no later than December 31, 2024. The lease has an initial term of 60 months from the commencement date. Additionally, the term may be extended for up to three consecutive periods of ten years. The Company will measure the lease liabilities and right-of-use asset upon commencement of the lease and will recognize those balances over the lease term.
The Company leases the land under the Demonstration Plant. During the second quarter of 2024, we entered into a lease amendment extending the lease term. The amended lease expires on the earlier of (i) January 1, 2031 or (ii) the termination of the Company's oxygen supply agreement with the lessor. Lease payments for the land equal one dollar per year. As of June 30, 2024 (Successor), the value of the right-of-use asset attributable to the Demonstration Plant land lease was $109.
Reference Note 15 — Commitments and Contingencies for discussion on the Company’s asset retirement and unconditional purchase obligations related to the Demonstration Plant.
NOTE 14 — Income Taxes
As of June 30, 2024 (Successor), the Company estimated its annual effective tax rate to be 7.3%, and recorded a deferred income tax benefit of $2,353 and $6,391, for the period from April 1, 2024 through June 30, 2024 (Successor) and the period from January 1, 2024 through June 30, 2024 (Successor), respectively. The annual effective tax rate varies from the statutory federal income tax rate due to amounts allocated to non-controlling interest, state income taxes and other permanent items. The income tax benefit recorded through June 30, 2024 (Successor) includes a cumulative adjustment of $1,647 related to finalizing deferred taxes as of the Closing Date of the Business Combination. Reference Note 3 — Goodwill and Intangible Assets for additional discussion.
Tax Receivable Agreement - As of June 30, 2024 (Successor), the Company recorded a liability of $10,587 related to its projected obligations under the TRA, which is recorded as Tax Receivable Agreement liability in the condensed consolidated balance sheets. This obligation arose because of qualifying exchanges of Class A OpCo Units that occurred through June 30, 2024.
NOTE 15 — Commitments and Contingencies
Asset Retirement Obligation
The Company's valuation of the asset retirement obligation related to the Demonstration Plant encompasses an estimate for the cost to restore the site as required by lease terms.
The following table reconciles the beginning and ending balances of the asset retirement obligation as of the dates presented:

	Period from			Period from
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Asset retirement obligation, beginning of period	$2,103	$1,967	$2,475	$2,060	$1,967	$2,416
Obligation incurred	—	—	—	—	—	—
Accretion expense	43	10	43	86	10	102
Asset retirement obligation, end of period	$2,146	$1,977	$2,518	$2,146	$1,977	$2,518
Unconditional Purchase Obligations
The Company has committed to purchase industrial components for installation at its Demonstration Plant and its first commercial power plant. The Company pays for these components in installments aligned to contractual milestones. In accordance with ASC Topic 440, Commitments, the Company does not recognize these commitments on the condensed consolidated balance sheets.
As of June 30, 2024, the Company had $99,426 of remaining purchase obligations through February 2027 related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock. In addition, the Company had $55,635 of additional remaining asset purchase obligations through 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and unit amounts, unless otherwise noted)
The following management's discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the forepart of this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), as filed with the SEC on March 11, 2024.
The following MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part 1, Item 1 in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report.
Overview
We are a clean energy technology company that has developed a unique power generation system (the “Net Power Cycle”) that can produce clean, reliable, and low-cost electricity from natural gas while capturing virtually all atmospheric emissions. The Net Power Cycle is designed to inherently capture CO2 and eliminate air pollutants such as SOX, NOX, and particulates.
The Business Combination
On December 13, 2022, NET Power, LLC entered into the Business Combination Agreement with RONI, RONI OpCo, Buyer and Merger Sub. Pursuant to the Business Combination Agreement, Merger Sub merged with and into NET Power, LLC with NET Power, LLC surviving the merger as a wholly owned subsidiary of Buyer. Upon the consummation of the Business Combination on June 8, 2023, RONI was renamed NET Power Inc. (“Net Power” or the “Company”).
As discussed in Note 1 to the condensed consolidated financial statements, the Company's financial statement presentation distinguishes NET Power, LLC as the “Predecessor” through June 7, 2023 (the “Predecessor Period”) and Net Power as the “Successor” for periods after the Closing Date (the “Successor Period”). Revenue and earnings after the date of the Business Combination are shown in the Successor Period on the condensed consolidated statements of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
Key Factors Affecting Our Prospects and Future Results
As a result of the Business Combination, Net Power became a publicly traded company with Class A Common Stock and Public Warrants trading on the NYSE, which has necessitated the hiring of additional personnel and the implementation of procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, material additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.
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
Commencing Commercial Operations
Over the next several years, the Company plans to conduct additional research and testing campaigns at its Demonstration Plant and construct its first utility-scale plant. Net Power began purchasing and expects to make additional purchases of initial long-lead materials for the first utility-scale plant in 2024 and targets initial power generation between the second half of 2027 and the first half of 2028. We expect that the 300 MWe class plant will be a Net Power-led consortium project located at an OXY-hosted site in the Permian Basin of West Texas. We also continue to evaluate other sites in North

America for Net Power plants. We expect that the project will fully integrate power production with transportation and underground storage of carbon dioxide. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.
Major remaining development activities relating to completing construction of our first utility-scale plant are similar to the activities we previously undertook to design, build, and commission the Demonstration Plant. These activities include but are not limited to: finalizing a siting study, initiating all permitting required, conducting a front-end engineering design (“FEED”) study, originating all required supply and off-take contracts, structuring the project to attract any required third party equity and debt financing and achieving final investment decision, initiating the engineering, procurement and construction (“EPC”) process, and constructing and commissioning the facility.
Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 (Successor) to the Periods from April 1, 2023 Through June 7, 2023 (Predecessor)and June 8, 2023 Through June 30, 2023 (Successor)
The following table sets forth our condensed results of operations data for the periods presented:

	Period from			$ Change	% Change
	April 1 – June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	April 1 – June 7, 2023 (Predecessor)
Revenue	$238	$—	$125	$113	90%
Cost of revenue	30	—	3	27	900%
Gross profit	208	—	122
Operating expenses
General and administrative	7,787	24,409	7,188	(23,810)	(75)%
Sales and marketing	876	156	528	192	28%
Research and development	15,483	5,836	6,758	2,889	23%
Project development	869	18	283	568	189%
Option settlement	—	79,054	—	(79,054)	n/m
Depreciation, amortization and accretion	20,047	4,920	2,476	12,651	171%
Total operating expenses	45,062	114,393	17,233
Operating loss	(44,854)	(114,393)	(17,111)
Other income (expense)
Interest income (expense)	9,029	2,126	—	6,903	325%
Change in Earnout Shares liability and Warrant liability	16,249	1,009	—	15,240	1,510%
Other income (expense)	6	—	2	4	200%
Net other income (expense)	25,284	3,135	2
Net loss before income tax	(19,570)	(111,258)	(17,109)
Income tax benefit	2,353	672	—	1,681	250%
Net loss after income tax	(17,217)	(110,586)	(17,109)
Net loss attributable to non-controlling interests	(12,949)	(75,585)	—
Net loss attributable to NET Power Inc.	$(4,268)	$(35,001)	$(17,109)
___________
n/m = not meaningful
Revenue
Revenue increased by $113, or 90%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). Revenue during these periods was not significant. During the three months ended June 30, 2024, we generated revenue for test data sales at our Demonstration Plant. We have historically generated revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies.
General and administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, and other consulting services. Our general and administrative expenses decreased by $23,810, or 75%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This decrease was primarily attributable to $16,644 in costs related to the Business Combination and $1,958 in costs incurred as a result of becoming a public company during 2023. This decrease was also due to decreased amounts paid for professional services partially offset by an increase in corporate headcount.

Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $192, or 28%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This increase was primarily attributable to costs associated with growth in employee headcount.
Research and development
Our research and development (“R&D”) expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $2,889, or 23%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This increase was primarily due to activities under the BHES JDA and increased activity at the Demonstration Plant.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Our project development expenses increased by $568 or 189%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This increase was due to the initiation of activities related to the development of a utility-scale facility.

Option settlement
Option settlement expense of $79,054 for the the period from June 8, 2023 through June 30, 2023 (Successor) was due to a one-time cost for settlement of an option agreement in connection with the close of the Business Combination.
Depreciation, amortization and accretion
Our depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $12,651, or 171%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). As a result of the Business Combination, we adjusted the value of acquired assets to fair value, which resulted in a significant increase in intangible assets for internally developed technology and the fair value of our Demonstration Plant. These increases resulted in an increase in related amortization and depreciation expense in the Successor Period.
Interest income (expense)
Our interest income (expense) increased by $6,903, or 325%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). Interest income increased due to asset accretion on investments, the deployment of cash into fixed income securities and interest-bearing short-term investments, and the timing of receipt of proceeds in the Business Combination.
Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability was $15,240, or 1,510%, for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). The change in Earnout Shares liability and Warrant liability was predominately due to the change in the fair value of the Private Placement Warrants and Public Warrants which were issued in connection with the closing of the Business Combination.
Income tax benefit
Our income tax benefit increased by $1,681 for the three months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from April 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023

(Successor). The three months ended June 30, 2024 (Successor) includes a cumulative tax benefit of $1,647 related to finalizing deferred taxes as of the Closing Date of the Business Combination. Refer to Note 3 for additional discussion.

Comparison of the Six Months Ended June 30, 2024 (Successor) to the Periods from January 1, 2023 Through June 7, 2023 (Predecessor) and June 8, 2023 Through June 30, 2023 (Successor)
The following table sets forth our condensed results of operations data for the periods presented:

	Period from			$ Change	% Change
	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Revenue	$238	$—	$175	63	36%
Cost of revenue	30	—	3	27	900%
Gross profit	208	—	172
Operating expenses
General and administrative	14,097	24,409	12,861	(23,173)	(62)%
Sales and marketing	1,628	156	869	603	59%
Research and development	26,751	5,836	14,311	6,604	33%
Project development	1,291	18	479	794	160%
Option settlement	—	79,054	—	(79,054)	n/m
Depreciation, amortization and accretion	40,079	4,920	5,802	29,357	274%
Total operating expenses	83,846	114,393	34,322
Operating loss	(83,638)	(114,393)	(34,150)
Other income (expense)
Interest income (expense)	16,719	2,126	(30)	14,623	698%
Change in Earnout Shares liability and Warrant liability	1,671	1,009	—	662	66%
Other income (expense)	8	—	4	4	100%
Net other income (expense)	18,398	3,135	(26)
Net loss before income tax	(65,240)	(111,258)	(34,176)
Income tax benefit	6,391	672	—	5,719	851%
Net loss after income tax	(58,849)	(110,586)	(34,176)
Net loss attributable to non-controlling interests	(43,160)	(75,585)	—
Net loss attributable to NET Power Inc.	$(15,689)	$(35,001)	$(34,176)
___________
n/m = not meaningful

Revenue
We have not generated material revenue to date. We have generated revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies. We have also generated revenue for conducting syngas testing at our Demonstration Plant. Revenue increased by $63, or 36%, for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). Revenue during these two periods was not significant.

General and administrative
General and administrative expenses decreased by $23,173, or 62%, for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This decrease was primarily due to $16,644 in costs related to the Business Combination and $1,958 in costs incurred in the Successor Period as a result of becoming a public company during the six months ended June 30, 2023. This decrease was also due to decreased amounts paid for professional services partially offset by an increase in corporate headcount.

Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $603, or 59%, for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This increase was primarily attributable to increased headcount and engagement of external consultants to support increased marketing activities.

Research and development
Our R&D expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. Research and development increased by $6,604, or 33%, for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This increase was primarily due to timing of development activities under the BHES JDA.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development increased by $794, or 160%, for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This increase was due to the initiation of activities related to development of a utility-scale facility and costs related to future projects.

Option settlement
Option settlement expense of $79,054 for the the period from June 8, 2023 through June 30, 2023 (Successor) was due to a one-time cost for settlement of an option agreement in connection with the close of the Business Combination.

Depreciation, amortization and accretion
Our depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $29,357, or 274%, for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). As a result of the Business Combination, we adjusted the value of acquired assets to fair value, which resulted in a significant increase in intangible assets for internally developed technology and the Demonstration Plant. These increases resulted in an increase in related amortization and depreciation expense in the Successor Period.

Interest income (expense)
Interest income (expense) increased by $14,623, or 698%, for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). Interest income increased due to the deployment of cash into fixed income securities and interest-bearing short-term investments subsequent to the Business Combination.

Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability increased by $662, or 66% for the six months ended June 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023

(Predecessor) and June 8, 2023 through June 30, 2023 (Successor). This increase is due to the change in the fair value of the Private Placement Warrants and Public Warrants.
Income tax benefit
Our income tax benefit increased by $5,719 for the six months ended June 30, 2024, as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through June 30, 2023 (Successor). The increase is due to a cumulative tax benefit of $1,647 related to finalizing deferred taxes as of the Closing Date of the Business Combination in the six months ended June 30, 2024 and a lower effective tax rate for the period from June 8, 2023 through June 30, 2023 (Successor) due to permanent differences for expenses associated with the closing of the Business Combination.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, short-term investments and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising additional capital through the sale of equity. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of our technology, general and administrative costs, and expenditures to purchase long-lead items related to our first commercial scale facility.
The following table summarizes our liquidity position as of the dates indicated:

	June 30, 2024 (Successor)	December 31, 2023 (Successor)
Cash and cash equivalents	$405,145	$536,927
Available-for-sale securities	101,653	—
Short-term investments	100,000	100,000
Total liquidity	$606,798	$636,927
As of June 30, 2024, we had short-term investments totaling $100,000, which was comprised of a single six-month certificate of deposit custodied by a domestic banking institution and available-for-sale securities comprised of investment grade, fixed income securities totaling $101,653. Additionally, our current liabilities were $14,557 and $12,021 at June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively.
We believe we have the ability to manage our operating costs, including R&D expenditures, such that our existing liquidity will be sufficient to fund our obligations for the next 12 months following the filing of this Quarterly Report. We believe that our current sources of liquidity on hand should be sufficient to fund our general corporate operating expenses as we work to commercialize our technology, but certain costs are not reasonably estimable at this time and we may require additional funding. More specifically, we may require additional funding in order to successfully construct our first utility-scale plant and to originate additional Net Power plant opportunities.
Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Period from
	January 1 - June 30, 2024 (Successor)	June 8 – June 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Net cash used in operating activities	$(10,837)	$(35,492)	$(10,623)
Net cash (used in) provided by investing activities	$(118,591)	$7,454	$(2,431)
Net cash provided by financing activities	$61	$319,663	$15,836
Operating Activities
Cash used in operating activities was $10,837 for the six months ended June 30, 2024 compared to $46,115 for the six months ended June 30, 2023. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to costs associated with the completion of the Business Combination and our corresponding transition to operating as a public company during the six months ended June 30, 2023, As we continue to increase hiring and build out the Company, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $118,591 compared to cash provided by investing activities of $5,023 for the six months ended June 30, 2023. Our cash used in investing activities for the six months ended June 30, 2024 primarily reflects the investment of a portion of the proceeds received from the PIPE Financing in investment grade fixed income securities and capital expenditures related to our Demonstration Plant and long-lead items for our first utility scale plant.
Financing Activities
Our cash provided by financing activities was $61 for the six months ended June 30, 2024 compared to $335,499 for the six months ended June 30, 2023. This change was driven by proceeds from the PIPE Financing , less transaction expenses and shareholder redemptions during the six months ended June 30, 2023.
Commitments and Contractual Obligations
Asset Retirement Obligation
We hold a lease for the approximately 218,900 square feet of land under the Demonstration Plant. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the Demonstration Plant. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $2,146 and $2,060 as of June 30, 2024 and December 31, 2023, respectively.
Leases
As of June 30, 2024, future minimum lease payments attributable to the Company's lease arrangements are approximately $2,378.
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The lease for the Company's corporate office space in Houston, Texas, commenced July 11, 2024. The Company also entered into a land lease agreement with OXY, a related party, on March 8, 2024, for land in West Texas with commencement of the lease to occur no later than December 31, 2024. The term of the Company's land lease has not yet commenced.
Joint Development Agreement
As of June 30, 2024 and December 31, 2023, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA's total value is $140,000. As of June 30, 2024, we recognized approximately $20,287 of inception-to-date cash expenses and approximately $20,287 of inception-to-date share-based expenses related to the BHES JDA. The share-based expense excludes $5,079 of realized loss on share issuance.
Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Capital Commitments
As of June 30, 2024, we have committed to purchase certain components of industrial machinery for use at our Demonstration Plant and at our first utility-scale plant. The total gross commitments, which were initially unrecognized on our balance sheet, totaled $80,035. As of June 30, 2024, there was $55,635 remaining related to these commitments.
Critical Accounting Policies and Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies (“EGC's”) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGC's, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC at least through the end of 2024 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties and other factors that could have a material effect on us, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
On May 15, 2024, the Company issued 650,248 shares of Class B Common Stock and OpCo issued 650,248 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the first quarter of 2024. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

3.1	Certificate of Incorporation of NET Power Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.2	Bylaws of NET Power Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.1	Executive Form Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).
10.2	Form of Performance Stock Unit Grant Notice and Award Agreement
10.3	Stock Option Grant Notice and Award Agreement of Daniel J. Rice IV
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

Dated:August 12, 2024                        NET Power Inc.

                                By:      /s/ Akash Patel
                                Name:     Akash Patel
                                Title:    Chief Financial Officer
(Principal Financial Officer)