Form 10-Q
period 2024-09-30
NET Power Inc.
filed 2024-11-12
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 75,248,435 shares of Class A Common Stock and 140,170,864 shares of Class B Common Stock as of November 8, 2024.

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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company's ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the ability of the Company retain its management and key employees; (iii) the Company's ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company's business model, which will likely require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (viii) the Company's ability to establish and maintain supply relationships; (ix) risks related to the Company's arrangements with third parties for the development, commercialization and deployment of technology associated with the Company's technology; (x) risks related to the Company's other strategic investors and partners; (xi) the Company's ability to successfully commercialize its operations; (xii) the availability and cost of raw materials; (xiii) the ability of the Company's supply base to scale to meet the Company's anticipated growth; (xiv) the Company's ability to expand internationally; (xv) the Company's ability to update the design, construction and operations of its technology; (xvi) the impact of potential delays in discovering manufacturing and construction issues; (xvii) the possibility of damage to the Company's Texas facilities as a result of natural disasters; (xviii) the ability of commercial plants using the Company's technology to efficiently provide net power output; (xix) the Company's ability to obtain and retain licenses; (xx) the Company's ability to establish an initial commercial scale plant; (xxi) the Company's ability to license to large customers; (xxii) the Company's ability to accurately estimate future commercial demand; (xxiii) the Company's ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiv) the Company's ability to comply with all applicable laws and regulations; (xxv) the impact of public perception of fossil fuel-derived energy on the Company's business; (xxvi) any political or other disruptions in gas producing nations; (xxvii) the Company's ability to protect its intellectual property and the intellectual property it licenses; (xxviii) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers' operations; (xxix) potential litigation that may be instituted against the Company; and (xxx) other risks and uncertainties indicated in Part I, Item 1A of the Annual Report and other documents subsequently filed with the SEC by the Company.

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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except share and unit amounts

	September 30, 2024 (Successor)	December 31, 2023 (Successor)
ASSETS
Current assets
Cash and cash equivalents	$386,257	$536,927
Short-term investments	100,000	100,000
Investments in securities, available-for-sale	72,868	—
Accounts receivable, net	—	58
Interest receivable	2,358	1,942
Prepaid expenses	2,407	1,777
Other current assets	184	93
Total current assets	564,074	640,797
Long-term assets
Restricted cash	2,432	—
Investments in securities, available-for-sale	18,411	—
Intangible assets, net	1,257,589	1,307,265
Goodwill	359,847	423,920
Property, plant and equipment, net	130,849	96,856
Operating lease right-of-use assets	2,763	2,212
Other long-term assets	583	—
Total assets	$2,336,548	$2,471,050

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,642	$617
Accrued liabilities	18,061	10,915
Due to related parties	404	142
Operating lease liabilities, current portion	491	347
Finance lease liabilities, current portion	187	—
Tax-related partnership distribution liability	4,130	—
Total current liabilities	26,915	12,021
Long-term liabilities
Earnout Shares liability	460	1,671
Warrant liability	27,768	55,920
Asset retirement obligation	2,191	2,060
Noncurrent operating lease liabilities	2,324	1,808
Noncurrent finance lease liabilities	166	—
Tax Receivable Agreement liability	14,661	8,937
Deferred taxes	16,352	57,719
Total liabilities	90,837	140,136

Commitments and contingencies (Note 15)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (continued)
In thousands, except share and unit amounts

	September 30, 2024 (Successor)	December 31, 2023 (Successor)
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	1,478,236	1,545,905

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 (Successor) and December 31, 2023 (Successor)	—	—
Class A Common Stock, $.0001 par value; 520,000,000 shares authorized; 75,244,708 shares issued and outstanding as of September 30, 2024 (Successor) and 71,277,906 shares issued and outstanding as of December 31, 2023 (Successor)	7	7
Class B Common Stock, $.0001 par value; 310,000,000 shares authorized; 140,170,864 shares issued and outstanding as of September 30, 2024 (Successor) and 141,787,429 shares issued and outstanding as of December 31, 2023 (Successor)	14	14
Additional paid-in capital	849,066	851,841
Accumulated other comprehensive loss	112	—
Accumulated deficit	(81,724)	(66,853)
Total shareholders' equity	767,475	785,009
Total liabilities, mezzanine shareholders' equity and shareholders' equity	$2,336,548	$2,471,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except share and unit amounts

	Period from		Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Revenue	$12	$—	$250	$—	$175
Cost of revenue	1	—	31	—	3
Gross profit	11	—	219	—	172

Operating expenses
General and administrative	8,418	8,351	22,561	32,836	12,684
General and administrative – related party	30	38	82	51	177
Sales and marketing	1,032	931	2,660	1,087	869
Research and development	17,173	8,686	43,058	14,437	2,068
Research and development – related party	160	346	1,025	433	12,243
Project development	233	289	1,426	219	479
Option settlement – related party	—	—	—	79,054	—
Depreciation, amortization and accretion	20,210	20,027	60,289	24,945	5,802
Total operating expenses	47,256	38,668	131,101	153,062	34,322

Operating loss	(47,245)	(38,668)	(130,882)	(153,062)	(34,150)

Other income (expense)
Interest income (expense)	7,992	8,675	24,712	10,800	(30)
Change in Earnout Shares liability and Warrant liability	27,690	(61,984)	29,361	(60,975)	—
Other income	3	1	10	5	4
Net other income (expense)	35,685	(53,308)	54,083	(50,170)	(26)

Net loss before income tax	(11,560)	(91,976)	(76,799)	(203,232)	(34,176)
Income tax benefit	4,746	10	11,137	681	—
Net loss after income tax	(6,814)	(91,966)	(65,662)	(202,551)	(34,176)
Net loss attributable to non-controlling interests	(7,632)	(61,402)	(50,791)	(136,987)	—
Net income (loss) attributable to NET Power Inc.	818	(30,564)	(14,871)	(65,564)	(34,176)

Other comprehensive income (loss)
Unrealized gain on investments	528	—	461	—	—
Foreign currency translation gain	—	1	—	—	—
Total other comprehensive income	528	1	461	—	—

Comprehensive loss	(6,286)	(91,965)	(65,201)	(202,551)	(34,176)
Comprehensive loss attributable to non-controlling interests	(7,284)	(61,402)	(50,487)	(136,987)	—
Comprehensive income (loss) attributable to NET Power Inc.	$998	$(30,563)	$(14,714)	$(65,564)	$(34,176)

Earnings (loss) per share of Class A Common Stock (Successor) or per membership interest (Predecessor), basic and diluted	$0.01	$(0.44)	$(0.21)	$(0.96)	$(9.07)

Weighted average shares of Class A Common Stock or membership interests, basic and diluted	73,536,697	68,966,972	72,540,878	68,644,032	3,766,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Shareholders' Equity and Non-Controlling Interest (Unaudited)
In thousands, except share and unit amounts

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023 (Successor)	71,277,906	$7	141,787,429	$14	$851,841	$—	$(66,853)	$785,009	$1,545,905
Redemption of Class B Common Stock	679,559	—	(679,559)	—	74	—	—	74	(74)
Issuance of Class A Common Stock	12,587	—	—	—	4,032	—	—	4,032	(4,005)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	(567)	—	—	(567)	—
Unrealized gain on investments	—	—	—	—	—	224	—	224	438
Amortization of share-based payments	—	—	693,941	—	647	—	—	647	5,622
Adjustment of redeemable non-controlling interest to redemption value, net of deferred taxes	—	—	—	—	(118,225)	—	—	(118,225)	118,225
Net loss	—	—	—	—	—	—	(11,421)	(11,421)	(30,211)
Balance at March 31, 2024 (Successor)	71,970,052	$7	141,801,811	$14	$737,802	$224	$(78,274)	$659,773	$1,635,900
Redemption of Class B Common Stock	611,455	—	(611,455)	—	708	—	—	708	(708)
Issuance of Class A Common Stock	2,129	—	—	—	29	—	—	29	(3)
Exercise of Warrants	700	—	—	—	10	—	—	10	—
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	674	—	—	674	—
Unrealized loss on investments	—	—	—	—	—	(291)	—	(291)	(568)
Amortization of share-based payments	—	—	650,248	—	1,114	—	—	1,114	7,417
Adjustment of redeemable non-controlling interest to book value, net of deferred taxes	—	—	—	—	72,746	—	—	72,746	(118,225)
Net loss	—	—	—	—	—	—	(4,268)	(4,268)	(12,949)
Balance at June 30, 2024 (Successor)	72,584,336	$7	141,840,604	$14	$813,083	$(67)	$(82,542)	$730,495	$1,510,864
Redemption of Class B Common Stock	2,611,917	—	(2,611,917)	—	28,447	—	—	28,447	(28,447)
Issuance of Class A Common Stock	48,455	—	—	—	425	—	—	425	(529)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	5,803	—	—	5,803	—
Tax-related partnership distribution payable	—	—	—	—	—	—	—	—	(4,130)
Unrealized gain on investments	—	—	—	—	—	179	—	179	349
Amortization of share-based payments	—	—	942,177	—	1,308	—	—	1,308	7,761
Net income (loss)	—	—	—	—	—	—	818	818	(7,632)
Balance at September 30, 2024 (Successor)	75,244,708	$7	140,170,864	$14	$849,066	$112	$(81,724)	$767,475	$1,478,236
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

NET Power Inc.
Condensed Consolidated Statements of Shareholders' Equity and Non-Controlling Interest (Continued) (Unaudited)
In thousands, except share and unit amounts

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2023 (Successor)	67,352,271	$7	142,711,590	$14	$514,219	$1	$(58,798)	$455,443	$1,885,319
Exercise of Warrants	2,739	—	—	—	47	—	—	47	—
Issuance of Class A Common Stock	52,523	—	—	—	—	—	—	—	—
Issuance of RONI Class B Common Stock to former NET Power, LLC unitholders	—	—	2,105,973	—	(928)	—	—	(928)	928
Redemption of Class A Common Stock	3,606,657	—	(3,606,657)	—	50,526	—	—	50,526	(50,526)
Distributions to members	—	—	—	—	—	—	—	—	(181)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	(2,207)	—	—	(2,207)	—
Vesting of Earnout Shares	—	—	—	—	—	—	—	—	9,055
Amortization of share-based payments	—	—	318,607	—	261	—	—	261	5,560
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(368,557)	—	—	(368,557)	368,557
Net loss	—	—	—	—	—	—	(30,564)	(30,564)	(61,402)
Balance at September 30, 2023 (Successor)	71,014,190	$7	141,529,513	$14	$193,361	$1	$(89,362)	$104,021	$2,157,310
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

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Period from
	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Cash flows from operating activities:
Net loss after income tax	$(65,662)	$(202,551)	$(34,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	60,289	24,945	5,802
Non-cash interest (income) expense	(2,164)	—	30
Non-cash lease expense	118	31	13
Conversion of equity awards	—	86,585	—
Allowance for doubtful accounts	—	—	352
Deferred taxes	(11,137)	(681)	—
Change in fair value of Earnout Shares liability	(1,211)	1,497	—
Change in fair value of Warrant liability	(28,150)	58,344	—
Vesting of profits interests	—	—	2,864
Vesting of Earnout Shares	—	1,118	—
Share-based payments	23,795	6,572	8,593
Changes in operating assets and liabilities:
Accounts receivable, net	58	—	—
Interest receivable	113	(2,903)	—
Prepaid expenses	(630)	(2,026)	(453)
Other current assets	(91)	91	1,765
Other long-term assets	(583)	—	—
Accounts payable	3,024	(887)	1,768
Accrued liabilities	3,289	(5,796)	(384)
Due to related parties	262	288	3,203
Net cash used in operating activities	(18,680)	(35,373)	(10,623)

Cash flows from investing activities:
Cash acquired as part of Business Combination	—	7,947	—
Purchase of short-term investments	—	(100,000)	—
Purchases of available-for-sale securities	(131,564)	—	—
Maturities of available-for-sale securities	42,250	—	—
Capitalized software	(592)	—	—
Purchase of property, plant and equipment	(39,561)	(3,875)	(2,431)
Net cash used in investing activities	(129,467)	(95,928)	(2,431)
The accompanying notes are an integral part of these condensed consolidated financial statements

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Period from
	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Cash flows from financing activities:
Repurchase of redeemed Class A Ordinary Shares	$—	$(218,983)	$—
Issuance of Class A Common Stock, including exercise of Warrants	8	47	—
Payment of income taxes on vested share-based payment awards	(99)	—	—
Distributions to members	—	(181)	—
Proceeds from PIPE financing, net of issuance costs	—	540,451	—
Issuance of equity under JDA as a result of Business Combination	—	9,917	—
Payment of transaction expenses	—	(11,722)	—
Proceeds from share issuances	—	—	15,836
Net cash (used in) provided by financing activities	(91)	319,529	15,836

Net (decrease) increase in cash, cash equivalents, and restricted cash	(148,238)	188,228	2,782

Effect of foreign currency exchange rate changes on cash	—	1	—
Cash, cash equivalents, and restricted cash, beginning of period	536,927	357,019	5,164
Cash, cash equivalents, and restricted cash, end of period	388,689	545,248	7,946

Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$3,826	$—	$—
Remeasurement of lease liabilities and right-of-use assets due to lease modification	—	(672)	—
Operating lease right-of use asset acquired	897	—	—
Finance lease right-of-use asset acquired	349	—	—
Tax-related partnership distribution	4,130	—	—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	386,257	545,248	7,946
Restricted cash	2,432	—	—
Total cash, cash equivalents, and restricted cash	$388,689	$545,248	$7,946
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
The condensed consolidated financial statements include the accounts of subsidiaries that Net Power consolidates in accordance with the guidance in ASC 810. The Company consolidates all wholly-owned subsidiaries and subsidiaries in which it owns a 50% or greater ownership interest and all VIE's to which it is deemed to represent the primary beneficiary, as described above. These condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and consolidated VIE's. Intercompany balances have been eliminated through the consolidation process.
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

The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024 (the “2023 Annual Report”).
Reclassification of Prior Period Amounts
Certain prior period financial information has been reclassified to conform to current period presentation.
NOTE 2 — Significant Accounting Policies
In the opinion of the Company’s management, the Company’s significant accounting policies used to prepare these condensed consolidated financial statements, unless otherwise noted below, are consistent with those used for the fiscal year ended December 31, 2023. Accordingly, reference Note 2 to the consolidated financial statements in the 2023 Annual Report for the Company’s significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions. The estimates, judgments and assumptions made by the Company when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations and share-based compensation were based on information available at the time they were made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as amounts reported on the condensed consolidated statements of operations and comprehensive loss during the periods presented. Actual results could differ from those estimates.
Restricted Cash
Restricted cash includes cash held to secure a letter of credit. As of September 30, 2024, the Company had restricted cash of $2,432 included in the condensed consolidated balance sheets. As of December 31, 2023, the Company had no restricted cash.
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
The following table presents the Company's goodwill included in the condensed consolidated balance sheets:

Goodwill at December 31, 2023 (Successor)	$423,920
Measurement adjustments	(64,073)
Goodwill at September 30, 2024 (Successor)	$359,847
During the second quarter of 2024, the Company completed its estimate of deferred taxes as of the Closing Date and finalized its purchase price allocation, which resulted in a measurement adjustment to goodwill.
During the third quarter of 2024, the Company performed a quantitative goodwill impairment assessment due to a sustained decrease in the Company’s market capitalization. The Company applied the income approach to estimate the fair value of this reporting unit using a discounted cash flow model. Key assumptions used in this model included revenue and operating expense projections, a terminal cash flow growth rate of 7.5%, a discount rate of 26%, and a tax rate of 25%. The Company determined the fair value of the reporting unit exceeds its carrying value and no impairment was indicated.
Definite-Lived Intangible Assets
The following tables summarize the Company's definite-lived intangible assets included in the condensed consolidated balance sheets:

	September 30, 2024 (Successor)			December 31, 2023 (Successor)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$1,345,000	$(88,172)	$1,256,828	$1,345,000	$(37,735)	$1,307,265
Software	740	(40)	700	—	—	—
Software work-in-progress	61	—	61	—	—	—
Total definite-lived intangible assets	$1,345,801	$(88,212)	$1,257,589	$1,345,000	$(37,735)	$1,307,265

The following table presents the Company’s amortization expense for the following periods:

	Period from		Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Amortization expense	$16,837	$16,813	$50,477	$20,922	$—
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter:

Remainder of 2024	$16,854
2025	67,414
2026	67,414
2027	67,414
2028	67,414
2029	67,312
2030 and thereafter	903,767
Total	$1,257,589
NOTE 4 — Property, Plant and Equipment
The following table summarizes the key classifications of property, plant and equipment included in the condensed consolidated balance sheets:

	September 30, 2024 (Successor)	December 31, 2023 (Successor)
Demonstration Plant, gross	$97,710	$89,239
Furniture and equipment, gross	996	320
Assets acquired under finance lease	349	—
Work-in-progress	48,607	14,443
Total property, plant and equipment, gross	147,662	104,002
Accumulated depreciation and amortization [1]	(16,813)	(7,146)
Total property, plant and equipment, net	$130,849	$96,856
___________
(1) $5 of accumulated depreciation and amortization is related to amortization of the finance lease right-of-use assets.

The following table presents the Company’s depreciation expense for the following periods:

	Period from		Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Depreciation expense	$3,328	$3,173	$9,681	$3,972	$5,700

NOTE 5 — Accrued Liabilities
Accrued liabilities consist of the following components included in the condensed consolidated balance sheets:

	September 30, 2024 (Successor)	December 31, 2023 (Successor)
Incentive compensation	$2,694	$2,016
Cash-based expense of BHES JDA	5,446	3,669
Capital expenditures	7,431	3,605
Professional fees	1,380	682
Other accrued liabilities	1,110	943
Total accrued liabilities	$18,061	$10,915
NOTE 6 — Revenue and Accounts Receivable
Revenue
The following table disaggregates the revenue included in the condensed consolidated statements of operations and comprehensive loss into its major components:

	Period from		Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Feasibility studies	$12	$—	$250	$—	$175
Total revenue	$12	$—	$250	$—	$175
Performance Obligations
Revenue recognized under contracts with customers exclusively includes the performance obligations satisfied in the applicable reporting period.
Allowance for Doubtful Accounts
During the period from July 1, 2024 through September 30, 2024 (Successor), the period from January 1, 2024 through September 30, 2024 (Successor), the period from July 1 through September 30, 2023 (Successor), and the period from June 8, 2023 through September 30, 2023 (Successor), the Company did not record any provision for credit losses within General and administrative expense on the condensed consolidated statements of operations and comprehensive loss associated with its accounts receivable. During the period from January 1, 2023 through June 7, 2023 (Predecessor), the Company recorded an allowance for doubtful accounts equal to $352 within General and administrative expense on the condensed consolidated statements of operations and comprehensive loss associated with its accounts receivable.

NOTE 7 — Related Party Transactions
The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Period from		Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Master services agreement administrative costs	$30	$38	$82	$51	$80
Engineering support provided by former board member	—	—	—	—	97
General and administrative – related party	$30	$38	$82	$51	$177

Master services agreement costs for Demonstration Plant	$160	$346	$1,025	$433	$530
BHES JDA	—	—	—	—	11,713
Research and development – related party	$160	$346	$1,025	$433	$12,243

Option settlement – related party	$—	$—	$—	$79,054	$—
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
The Company had $404 and $142 in current liabilities payable to related parties as of September 30, 2024 (Successor) and December 31, 2023 (Successor), respectively, on the condensed consolidated balance sheets related to these services. These related party payables are unsecured and are due on demand.
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
BHES JDA
On February 3, 2022, the Company entered into a Joint Development Agreement with affiliates of Baker Hughes Energy Services LLC (“BHES”), which is a shareholder of the Company (the “Original JDA”). The Original JDA's counterparties subsequently amended the agreement's terms on June 30, 2022 and December 13, 2022 (the “Amended and Restated JDA”, and collectively with the Original JDA, the “BHES JDA”). The Amended and Restated JDA represents a contract that engages BHES to invest in, develop, and deploy the Net Power Cycle in collaboration with the Company. The Amended and Restated JDA entitles BHES to payments of cash and issuances of equity in exchange for services related to the development and commercialization of the technology. Subsequent to the Business Combination, the Company records the measurement of services provided by BHES within Research and development on the condensed consolidated statements of operations and comprehensive loss. Prior to June 8, 2023 (Successor), the Company recorded costs incurred under the BHES within Research and development – related party on the condensed consolidated statements of operations and comprehensive loss due to the size of their ownership of the Company and because an employee of BHES served on the Company's Board of Directors. Subsequent to the Business Combination, neither BHES nor its affiliates occupy seats on the Company's Board of Directors and its percentage of ownership fell below 5%; therefore, BHES no longer qualifies as a related party after June 7, 2023 (Predecessor).

Lease
Reference Note 13 — Leases for a discussion of the lease with a subsidiary of Occidental Petroleum Corporation (“Occidental Petroleum”).
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
The entire balance of $100,000 of the certificate of deposit is shown within short-term investments on the condensed consolidated balance sheets as of September 30, 2024 (Successor) and December 31, 2023 (Successor). The interest receivable on the certificate of deposit was $1,578 and $1,886 at September 30, 2024 (Successor) and December 31, 2023 (Successor), respectively, and is included in Interest receivable on the condensed consolidated balance sheets.
The following table presents the Company's available-for-sale investments included in the condensed consolidated balance sheets:

	September 30, 2024
Current assets	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$12,208	$33	$12,241
Commercial paper	11,493	—	11,493
U.S. treasuries	49,034	100	49,134
Total	$72,735	$133	$72,868

Long-term assets	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$494	$2	$496
U.S. treasuries	17,721	194	17,915
Total	$18,215	$196	$18,411
The cost of securities sold is based on the specific-identification method. During the period from July 1, 2024 through September 30, 2024 (Successor) and the period from January 1, 2024 through September 30, 2024 (Successor), there were no securities sold. There were no credit losses recognized during the period from July 1, 2024 through September 30, 2024 (Successor) and the period from January 1, 2024 through September 30, 2024 (Successor). The Company established no allowances for credit losses as of September 30, 2024 (Successor). The Company did not have any available-for-sale investments as of December 31, 2023 (Successor).

NOTE 9 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the Company utilized to determine the fair value:

	Level	September 30, 2024 (Successor)	December 31, 2023 (Successor)
Assets
Available-for-sale investments [1]	1	$91,279	$—
Short-term investments	2	100,000	100,000
Total assets		$191,279	$100,000

Liabilities
Public Warrants	1	$10,001	$18,969
Private Placement Warrants	3	17,767	36,951
Earnout Shares	3	460	1,671
Total liabilities		$28,228	$57,591
___________
(1) $18,411 of these investments are classified as long-term on our consolidated balance sheet.
The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	Period From		Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Balance of recurring Level 3 liabilities at beginning of period	$36,175	$63,187	$38,622	$63,851	$5,174
Change in Earnout Shares liability and Warrant liability	(17,948)	52,352	(20,395)	51,688	—
Change in Option liability	—	(7,879)	—	(7,879)	—
Payments	—	—	—	—	(5,174)
Balance of recurring Level 3 liabilities at end of period	$18,227	$107,660	$18,227	$107,660	$—
Earnout Shares
The Company has Class A OpCo Units and corresponding shares of Class B Common Stock that, pursuant to an agreement with Sponsor and certain of its affiliates, are or were subject to forfeiture, with vesting occurring in three tranches based on the trading share price of the Class A Common Stock on the NYSE (the “Earnout Shares”). The fair value of the Earnout Shares is estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average share price. The key inputs into the valuation of the Earnout Shares are an expected remaining term of 1.68 years, a risk-free rate of 3.7% and estimated equity volatility of 44.8%. The estimated equity volatility assumption is based on a blended average of asset and equity volatility measurements of publicly traded companies within the Company's peer group along with the volatility of the Class A Common Stock.
Warrants
The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the fair value of the Public Warrants is considered a Level 1 measurement.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $7.01 as of September 30, 2024 (Successor), a risk-free rate of 3.5%, volatility of 46.5%, a term of 3.69 years and a strike price of $11.50 per share. The volatility assumption is based on a blended average of operating and equity volatility of publicly traded companies within the Company's peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered to be Level 3 fair value instruments.
Short-term Investments
Short-term investments are valued at cost, which approximates fair value. The fair value of the short-term investments is considered a Level 2 fair value measurement because cost basis is not observable in a public market.
Investment Securities
The fair value of the available-for-sale investments is classified as Level 1 because the investments are valued using the most recent quoted prices for identical assets in active markets.
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
NOTE 10 — Earnings (loss) per Share/Unit
Basic earnings (loss) per share attributable to shareholders is calculated by dividing net income (loss) attributable to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to shareholders includes the effect of potentially dilutive common shares outstanding.
Successor Period
The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share for the following periods:

	Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)
Numerator
Net loss after income tax	$(6,814)	$(91,966)	$(65,662)	$(202,551)
Net income (loss) attributable to shareholders	$818	$(30,564)	$(14,871)	$(65,564)
Denominator
Weighted-average number shares outstanding, basic and diluted	73,536,697	68,966,972	72,540,878	68,644,032
Earnings (loss) per share attributable to shareholders, basic and diluted	$0.01	$(0.44)	$(0.21)	$(0.96)

Based on the amounts outstanding at September 30, 2024 (Successor) and September 30, 2023 (Successor), the Company excluded the following financial instruments from the computation of diluted earnings (loss) per share because their inclusion would be anti-dilutive:

Anti-Dilutive Instrument	September 30, 2024 (Successor)	September 30, 2023 (Successor)
Public Warrants	8,621,535	8,622,235
Private Placement Warrants	10,900,000	10,900,000
Earnout Shares	328,925	328,925
BHES Bonus Shares	2,068,416	2,068,416
Unvested Class A OpCo Units	241,670	972,522
Vested Class A OpCo Units	140,630,423	140,747,943
Unvested RSUs	871,356	440,423
Unvested PSUs	127,710	—
Make-Whole Awards	1,179,067	—
Stock Options	2,459,893	—
Total	167,428,995	164,080,464

In the Successor Period, only shares of Class A Common Stock participate in the Company's undistributed earnings. As such, the Company's undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the period from July 1, 2024 through September 30, 2024 (Successor) and the period from January 1, 2024 through September 30, 2024 (Successor).
Predecessor Period
For the period from January 1, 2023 through June 7, 2023 (Predecessor), the Company excluded 119,076 unvested profit interests from the computation of diluted net loss per unit because their inclusion would be anti-dilutive.
The following table sets forth the computation of the Company's basic and diluted net loss per unit for the following period:

Period from
January 1 - June 7, 2023 (Predecessor)
Numerator
Net loss after income tax	$(34,176)
Net loss attributable to membership interest holders	$(34,176)
Denominator
Weighted-average number membership interests outstanding, basic and diluted	3,766,871
Net loss per unit attributable to membership interest holders, basic and diluted	$(9.07)
NOTE 11 — Shareholders' Equity
As of September 30, 2024 and December 31, 2023, the Company owned 35.0% and 33.6% of the membership interests in OpCo, respectively, and non-controlling interest (“NCI”) holders owned 65.0% and 66.4% of the membership interests in OpCo, respectively. The Company measures redeemable NCIs each quarter at the higher of its book value or its redemption value. For the period from July 1, 2024 through September 30, 2024 (Successor), the Company measured redeemable NCI at book value. For the period from June 8, 2023 through September 30, 2023 (Successor), the Company measured redeemable NCI at redemption value. The adjustment to redeemable NCI is recorded through Additional paid-in capital on the condensed consolidated statement of shareholders' equity and non-controlling interest.

The table below sets forth the calculation of net loss before income tax attributable to redeemable NCI holders for the following periods:

	Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)
Net loss before income tax	$(11,560)	$(91,976)	$(76,799)
Redeemable non-controlling interest percentage — Class A OpCo Units	65.7%	68.0%	66.0%
Net loss before income tax attributable to Class A OpCo Units	$(7,632)	$(61,402)	$(50,791)

Under the Second Amended and Restated Limited Liability Company Agreement of OpCo, OpCo is required, when cetain conditions are met, to make tax-related distributions to the Class A OpCo Unit holders. As of September 30, 2024, the Company accrued a tax-related partnership distribution liability of $4,130, which is included in current liabilities on the condensed consolidated balance sheets. The partnership distributions are recorded as a reduction of Redeemable non-controlling interest in subsidiary on the condensed consolidated balance sheets.
NOTE 12 — Share-Based Payments
OpCo Unit Awards (Predecessor and Successor)
As of September 30, 2024 (Successor), there was $718 of unrecognized share-based compensation expense related to unvested Class A OpCo Units granted under previous programs, which the Company expects to recognize over a weighted average period of three years.
The following table summarizes the activity of employee equity awards comprised of Class A OpCo Units and the corresponding quantity of shares of Class B Common Stock for the periods presented:

	Quantity			Calculated Value
	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Unvested, beginning of period	848,415	1,895,179	226,494	$5.21	$4.95	$63.25
Granted	—	—	—	$—	$—	$—
Forfeited	—	(324,625)	—	$—	$5.66	$—
Vested	(606,745)	(598,032)	(107,418)	$5.03	$4.32	$63.18
Unvested, end of period	241,670	972,522	119,076	$5.66	$4.45	$63.32
Restricted Stock Units (Successor)
During the period from January 1, 2024 through September 30, 2024 (Successor), there were 531,705 restricted stock units (“RSU”) awarded under the terms of the NET Power Inc. 2023 Omnibus Incentive Plan. As of September 30, 2024 (Successor), there was $7,798 of unrecognized share-based compensation expense related to unvested RSUs, which the Company expects to recognize over a weighted average period of three years. Generally, RSUs granted to employees and the majority of executives either cliff-vest on the three-year anniversary of the date of grant or vest ratably on each anniversary of the date of grant over a three-year period. Annual awards granted to independent directors cliff-vest on the first anniversary of each award's grant date.
Additionally, there were 1,257,467 RSUs awarded to certain legacy employees as permitted by the business combination agreement (the “Make-Whole Awards”). These RSUs vest upon occurrence of the following events, which are considered performance conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant, and (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant. The Make Whole Awards expire ten years from the grant date. The Company will record compensation expense related to the Make-Whole Awards from the date the performance conditions are considered probable through the expected vesting dates. As of September 30, 2024 (Successor), the performance conditions are not considered probable, therefore, no compensation cost has been recognized related to the Make-Whole Awards.

The following table presents a summary of RSU activity during the period from January 1, 2024 through September 30, 2024 (Successor):

	Quantity	Fair Value
Unvested, beginning of period	443,221	$13.13
Granted	1,789,172	$10.65
Forfeited	(34,723)	$11.73
Vested	(68,846)	$13.48
Unvested, end of period	2,128,824	$11.13
Performance Stock Units (Successor)
On April 2, 2024, there were 127,710 performance stock units (“PSUs”) awarded to certain executives for which the vesting occurs upon the achievement of specific market-based conditions related to the Company's financial performance over a three-year period, modified based on the Company's Relative Total Shareholder Return (“TSR”) and subject to final vesting based on the participant’s continued employment through the end of the requisite service period. The amount of awards that will ultimately vest for the PSU can range from 0% to 200% based on the TSR calculated over a three-year period. The fair value of the PSUs was determined using the Monte Carlo Simulation model and is being expensed over the three-year vesting period. The assumptions used to calculate the fair value of these awards were:

Weighted average expected life	3 years
Risk-free interest rates	4.4%
Expected volatility	68.0%
The following table presents a summary of PSU activity as of September 30, 2024 and the changes during the period from January 1, 2024 through September 30, 2024 (Successor):

	Quantity	Fair Value
Unvested, beginning of period	—	$—
Granted	127,710	16.24
Forfeited	—	—
Vested	—	—
Unvested, end of period	127,710	$16.24
As of September 30, 2024 (Successor), there was $1,731 of unrecognized share-based compensation expense related to unvested PSUs.
Stock Options (Successor)
On April 2, 2024, the Company granted stock options to its Chief Executive Officer to purchase 2,459,893 shares of common stock of the Company with an exercise price of $11.30 per share and an expiration date of April 2, 2034. The stock options vest and become exercisable upon satisfaction of the following performance and market conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant, (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant, and (iii) a closing share price above $30 per share for 60 consecutive trading days (or the equivalent when adjusted for any stock splits, reverse stock splits, and cumulative dividends paid per share until the vesting date). The Company will recognize compensation expense from the date the performance conditions become probable through the expected vesting date. As of September 30, 2024 (Successor), the performance conditions are not considered probable; therefore, no expense has been recognized related to these stock options.

The grant date fair value of stock options granted was $20,958 and was estimated using the Monte Carlo Simulation model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions:

Weighted average expected life	3.35 years
Risk-free interest rates	4.27%
Expected volatility	80%
BHES JDA (Predecessor and Successor)
The following table presents the quantity and value of equity issued to BHES as payment for costs incurred pursuant to the BHES JDA (Note 7). The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statement of shareholders' equity and non-controlling interest. The following table displays the fair value of shares distributed as payment for services rendered by BHES under the terms of the BHES JDA during the periods described below:

	Quantity			Total Fair Value
	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)	Equivalent Value per Unit or per Share (1)
Membership Interests	—	—	9,210	$—	$—	$1,943	$168.75
Class A OpCo Units	2,622,579	542,324	296,160	17,336	3,585	1,958	$5.29
Class B Common Stock	2,622,579	542,324	296,160	—	—	—	$—
Total				$17,336	$3,585	$3,901
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
BHES may earn additional shares under the terms of the Amended and Restated JDA (“BHES Bonus Shares”) if it meets certain contractually stipulated project milestones related to the development of our technology. The Company determined that BHES’s achievement of each of these milestones is probable in accordance with the guidance in ASC Topic 718, Share-Based Payments; therefore, the Company recognizes the compensation cost associated with milestone share-based payments ratably over the expected service period. The following table disaggregates the variable compensation payable to BHES should it meet its milestone objectives:

	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA - variable share-based payments	January 2027	$22,997	$4,348	$27,345
Additionally, BHES received 1,500,265 Class A OpCo Units and a corresponding number of shares of Class B Common Stock in conjunction with the consummation of the Business Combination.
Reference Note 15 for additional disclosures related to the BHES JDA.

NOTE 13 — Leases
The following table presents the future minimum lease payments that the Company expects to make under its operating and finance leases as of September 30, 2024 (Successor):

Year	Operating leases	Finance leases
Remainder of 2024	$130	$50
2025	708	199
2026	760	133
2027	780	—
2028	768	—
2029 and thereafter	301	—
Total	$3,447	$382

The following table presents the Company's lease costs by period presented and the classification on the condensed consolidated statements of operations and comprehensive loss:

		Period from		Period from
	Classification	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Operating lease costs	General and administrative	$182	$53	$438	$66	$85

Financing lease costs:
Amortization of right-of-use assets	Depreciation, amortization and accretion	$5	$—	$5	$—	$—
Interest on lease liabilities	Interest income (expense)	4	—	4	—	—
Total finance lease costs		$9	$—	$9	$—	$—
Office Leases
As of September 30, 2024 (Successor), the Company had $2,775 in lease liabilities and $2,619 in right-of-use assets attributable to office operating leases on its condensed consolidated balance sheets.
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
On August 11, 2023, the Company agreed to terminate the Measurement Building Lease effective October 6, 2023 and entered into a new office lease agreement (the “Roney St. Lease”). The Roney St. Lease commenced on October 6, 2023 and has an original lease term of 62 months from the commencement date. The lessors of the Measurement Building Lease and the Roney St. Lease have common ownership and are considered related parties to each other; therefore, the simultaneous termination of the Measurement Building Lease and execution of the Roney St. Lease represent a single transaction accounted for as a modification of the Measurement Building Lease. As such, the Company remeasured the lease liabilities and right-of-use asset associated with the Measurement Building Lease and recognized those balances over the amended, remaining lease term. In addition, the Roney St. Lease includes an early termination option that enables the Company to end the lease on or after its 50th month.
On February 28, 2024, the Company entered into an office space lease agreement for commercial office space in Houston, Texas (the “Atlas Tower Lease”), which became effective in July of 2024 and has an original lease term of 68 months from the commencement date and includes an early termination option that enables the Company to end the lease at the end of its 44th month. The Company measured the lease liabilities and right-of-use asset associated with the Atlas Tower Lease upon commencement of the lease and recognized those balances over the lease term.
As of September 30, 2024 (Successor), the Company determined that it is unlikely to exercise the termination option associated with the Atlas Tower Lease; therefore, the above minimum lease payments do not consider the effects of the termination option on the lease term.
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
The Company leases the land under the Demonstration Plant in LaPorte, Texas. During the second quarter of 2024, the Company entered into a lease amendment extending the lease term. The amended lease expires on the earlier of (i) January 1, 2031 or (ii) the termination of the Company's oxygen supply agreement with the lessor. Lease payments for the land equal one dollar per year. As of September 30, 2024 (Successor), the value of the right-of-use asset attributable to the Demonstration Plant land lease was $105.
Reference Note 15 — Commitments and Contingencies for discussion on the Company’s asset retirement and unconditional purchase obligations related to the Demonstration Plant.
Office Trailer Leases
On June 26, 2024, the Company entered into a lease agreement for two office trailers at the Demonstration Plant in LaPorte, Texas, with an effective date of September 1, 2024. The lease has a term of 24 months and contains a purchase option where the Company may purchase the trailers at the end of the lease term; therefore, the Company classified the lease as a finance lease and recorded the right-of lease asset within Property, plant and equipment, net in the condensed consolidated balance sheets. The Company recorded the lease liability on the condensed consolidated balance sheets using the 14% discount rate implicit in the lease.
NOTE 14 — Income Taxes
As of September 30, 2024 (Successor), the Company estimated its annual effective tax rate to be 11.8%, and recorded a deferred income tax benefit of $4,746 and $11,137, for the period from July 1, 2024 through September 30, 2024 (Successor) and the period from January 1, 2024 through September 30, 2024 (Successor), respectively. The annual effective tax rate varies from the statutory federal income tax rate due to amounts allocated to NCI, state income taxes and other permanent items. The income tax benefit recorded through September 30, 2024 (Successor) includes a cumulative adjustment of $1,647 related to finalizing deferred taxes as of the Closing Date of the Business Combination. Reference Note 3 — Goodwill and Intangible Assets for additional discussion.
Tax Receivable Agreement - As of September 30, 2024 (Successor), the Company recorded a liability of $14,661 related to its projected obligations under the TRA, which is recorded as Tax Receivable Agreement liability in the condensed consolidated balance sheets. This obligation arose because of qualifying exchanges of Class A OpCo Units that occurred through September 30, 2024.
NOTE 15 — Commitments and Contingencies
Asset Retirement Obligation
The Company's valuation of the asset retirement obligation related to the Demonstration Plant encompasses an estimate for the cost to restore the site as required by lease terms.

The following table reconciles the beginning and ending balances of the asset retirement obligation as of the dates presented:

	Period from		Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Asset retirement obligation, beginning of period	$2,146	$1,977	$2,060	$1,967	$2,416
Accretion expense	45	41	131	51	102
Asset retirement obligation, end of period	$2,191	$2,018	$2,191	$2,018	$2,518
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
As of September 30, 2024, the Company had $88,335 of remaining purchase obligations through February 2027 related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock. In addition, the Company had $106,831 of additional remaining asset purchase obligations through 2025.

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
Key Factors Affecting Our Prospects and Future Results
As a result of the Business Combination, Net Power became a publicly traded company with Class A Common Stock and Public Warrants trading on the NYSE, which has necessitated the hiring of additional personnel and the implementation of procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, material additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit, and other professional service fees.
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, cost over-runs in the testing and operation of the Demonstration Plant, technical problems with the Net Power Cycle, potential supply chain issues, our ability to finance the construction of our first utility-scale plant, and development of competing clean-energy technology sooner or at a lesser cost than the Net Power Cycle. Supply chain issues related to the manufacturing and transportation of key equipment may lead to a delay in our commercialization efforts, which could impact our results of operations.
Commencing Commercial Operations
Over the next several years, the Company plans to conduct additional research and testing campaigns at its Demonstration Plant and construct its first utility-scale plant. Net Power began purchasing and expects to make additional purchases of initial long-lead materials for the first utility-scale plant in 2024 and 2025 and targets initial power generation between the second half of 2027 and the first half of 2028. We expect that the plant will be a Net Power-led consortium project located at a site hosted by Occidental Petroleum in the Permian Basin of West Texas. We also continue to evaluate other sites in

North America for Net Power plants. We expect that the project will fully integrate power production with transportation and underground storage of carbon dioxide. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.
Major remaining development activities relating to completing construction of our first utility-scale plant are similar to the activities we previously undertook to design, build, and commission the Demonstration Plant. These activities include but are not limited to: finalizing a siting study, completion of permitting, conducting a front-end engineering design (“FEED”) study, originating all required supply and off-take contracts, structuring the project to attract any required third party equity and debt financing and achieving final investment decision, initiating the engineering, procurement and construction (“EPC”) process, and constructing and commissioning the facility.
Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 (Successor) to the Three Months Ended September 30, 2023 (Successor)
The following table sets forth our condensed results of operations data for the periods presented:

	Period from
	July 1 - September 30, 2024 (Successor)	July 1 - September 30, 2023 (Successor)
Revenue	$12	$—
Cost of revenue	1	—
Gross profit	11	—
Operating expenses
General and administrative	8,448	8,389
Sales and marketing	1,032	931
Research and development	17,333	9,032
Project development	233	289
Depreciation, amortization and accretion	20,210	20,027
Total operating expenses	47,256	38,668
Operating loss	(47,245)	(38,668)
Other income (expense)
Interest income	7,992	8,675
Change in Earnout Shares liability and Warrant liability	27,690	(61,984)
Other income	3	1
Net other income (expense)	35,685	(53,308)
Net loss before income tax	(11,560)	(91,976)
Income tax benefit	4,746	10
Net loss after income tax	(6,814)	(91,966)
Net loss attributable to non-controlling interests	(7,632)	(61,402)
Net income (loss) attributable to NET Power Inc.	$818	$(30,564)

Revenue
We have not generated material revenue to date. We have generated revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies. We have also generated revenue for conducting syngas testing at our Demonstration Plant. Revenue increased by $12, or 100%, for the three months ended September 30, 2024 (Successor), as compared to three months ended September 30, 2023 (Successor).
General and administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, and other consulting services. Our general and administrative expenses increased by $59, or 1%, for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor). This increase was due to increases in corporate headcount and information technology costs, partially offset by lower SEC filing fees and insurance costs.
Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $101, or 11%, for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor). This increase was primarily attributable to costs associated with growth in employee headcount, partially offset by lower information technology costs and conference fees.

Research and development
Our research and development (“R&D”) expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $8,301, or 92%, for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor). This increase was primarily due to activities under the BHES JDA and increased activity at the Demonstration Plant in preparation for testing which is scheduled to commence in the fourth quarter of 2024.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Our project development expenses were fairly consistent, for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor).
Depreciation, amortization and accretion
Our depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $183, or 1%, for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor).
Interest income
Our interest income (expense) decreased by $683, or 8%, for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor). Interest income decreased due to decreased investments, partially offset by investment accretion.
Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability was $89,674, or 145%, for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor). The change was due to the changes in the market price of our Class A Common Stock, which correlates to the change in value of our Warrants.
Income tax benefit
Our income tax benefit increased by $4,736 for the three months ended September 30, 2024 (Successor), as compared to the three months ended September 30, 2023 (Successor). This increase was due to a lower effective tax rate for the three months ended September 30, 2023 (Successor) due to permanent differences for expenses associated with the closing of the Business Combination.

Comparison of the Nine Months Ended September 30, 2024 (Successor) to the Periods from January 1, 2023 Through June 7, 2023 (Predecessor) and June 8, 2023 Through September 30, 2023 (Successor)
The following table sets forth our condensed results of operations data for the periods presented:

	Period from
	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Revenue	$250	$—	$175
Cost of revenue	31	—	3
Gross profit	219	—	172
Operating expenses
General and administrative	22,643	32,887	12,861
Sales and marketing	2,660	1,087	869
Research and development	44,083	14,870	14,311
Project development	1,426	219	479
Option settlement - related party	—	79,054	—
Depreciation, amortization and accretion	60,289	24,945	5,802
Total operating expenses	131,101	153,062	34,322
Operating loss	(130,882)	(153,062)	(34,150)
Other income (expense)
Interest income	24,712	10,800	(30)
Change in Earnout Shares liability and Warrant liability	29,361	(60,975)	—
Other income	10	5	4
Net other income (expense)	54,083	(50,170)	(26)
Net loss before income tax	(76,799)	(203,232)	(34,176)
Income tax benefit	11,137	681	—
Net loss after income tax	(65,662)	(202,551)	(34,176)
Net loss attributable to non-controlling interests	(50,791)	(136,987)	—
Net loss attributable to NET Power Inc.	$(14,871)	$(65,564)	$(34,176)

Revenue
We have not generated material revenue to date. We have generated revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies. We have also generated revenue for conducting syngas testing at our Demonstration Plant. Revenue increased by $75, or 43%, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor).

General and administrative
General and administrative expenses decreased by $23,105, or 51%, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). This decrease was primarily due to $16,644 in costs related to the Business Combination and $1,958 in costs incurred in the Successor Period as a result of becoming a public company during the nine months ended September 30, 2023. This decrease was also due to decreased amounts paid for professional services, partially offset by an increase in corporate headcount.

Sales and marketing
Our sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $704, or 36%, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). This increase was primarily attributable to increased headcount and engagement of external consultants to support increased marketing activities.

Research and development
Our R&D expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D increased by $14,902, or 51%, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). This increase was primarily due to timing of development activities under the BHES JDA.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $728, or 104%, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). This increase was due to the initiation of activities related to development of a utility-scale facility and costs related to future projects.

Option settlement - related party
Option settlement expense of $79,054 for the period from June 8, 2023 through September 30, 2023 (Successor) was due to a one-time cost for settlement of an option agreement in connection with the close of the Business Combination.

Depreciation, amortization and accretion
Our depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $29,542, or 96%, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). As a result of the Business Combination, we adjusted the value of acquired assets to fair value, which resulted in a significant increase in intangible assets for internally developed technology and the Demonstration Plant. These increases resulted in an increase in related amortization and depreciation expense in the Successor Period.

Interest income
Interest income (expense) increased by $13,942, or 129%, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). Interest income increased due to the deployment of cash into fixed income securities and interest-bearing short-term investments subsequent to the Business Combination.

Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability was $90,336, for the nine months ended September 30, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). This increase is primarily due to the change in the fair value of the Private Placement Warrants and Public Warrants which was driven by changes in our stock price.
Income tax benefit
Our income tax benefit increased by $10,456 for the nine months ended September 30, 2024, as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). The increase is due to favorable permanent items and a cumulative tax benefit of $1,647 related to finalizing deferred taxes as of the Closing Date of the Business Combination in the nine months ended September 30, 2024 (Successor) and a lower effective tax rate for the nine months ended September 30, 2024 (Successor) due to unfavorable permanent differences for expenses associated with the closing of the Business Combination.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, short-term investments and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising capital through the sale of equity. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of our technology, general and administrative costs, and expenditures to purchase long-lead items related to our first commercial scale facility.
The following table summarizes our liquidity position:

September 30, 2024 (Successor)
Cash and cash equivalents	$386,257
Available-for-sale securities	91,279
Short-term investments	100,000
Total liquidity	$577,536
As of September 30, 2024, we had short-term investments totaling $100,000, which was comprised of a single six-month certificate of deposit custodied by a domestic banking institution and available-for-sale securities comprised of investment grade, fixed income securities totaling $91,279. Additionally, our current liabilities were $26,915 at September 30, 2024 (Successor).
We believe we have the ability to manage our operating costs, including R&D expenditures, such that our existing liquidity will be sufficient to fund our obligations for the next 12 months following the filing of this Report. We believe that our current sources of liquidity on hand should be sufficient to fund our general corporate operating expenses as we work to commercialize our technology, but certain costs are not reasonably estimable at this time and we may require additional funding. More specifically, we will require additional funding in order to successfully construct our first utility-scale plant and to originate additional Net Power plant opportunities.
Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Period from
	January 1 - September 30, 2024 (Successor)	June 8 – September 30, 2023 (Successor)	January 1 – June 7, 2023 (Predecessor)
Net cash used in operating activities	$(18,680)	$(35,373)	$(10,623)
Net cash used in investing activities	$(129,467)	$(95,928)	$(2,431)
Net cash (used in) provided by financing activities	$(91)	$319,529	$15,836
Operating Activities
Cash used in operating activities decreased 59.4% for the nine months ended September 30, 2024 as compared to the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to costs associated with the completion of the Business Combination and our corresponding transition to operating as a public company during the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). As we continue to increase hiring and build out the Company, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Investing Activities
During the nine months ended September 30, 2024 (Successor), net cash used in investing activities increased 31.6% as compared to the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). Our cash used in investing activities for the nine months ended September 30, 2024 (Successor) primarily reflects the investment of a portion of the proceeds received from the PIPE Financing in investment grade fixed income securities and capital expenditures related to our Demonstration Plant and long-lead items for our first utility scale plant.
Financing Activities
Our cash provided by financing activities decreased 100.0% for the nine months ended September 30, 2024 (Successor) compared to the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through September 30, 2023 (Successor). This change was driven by proceeds from the PIPE Financing, fewer transaction expenses, and a reduction in the number of shareholder redemptions during the period from June 8, 2023 through September 30, 2023 (Successor).
Commitments and Contractual Obligations
Asset Retirement Obligation
We hold a lease for approximately 218,900 square feet of land under the Demonstration Plant. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the Demonstration Plant. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $2,191 and $2,060 as of September 30, 2024 and December 31, 2023, respectively.
Leases
As of September 30, 2024, future minimum lease payments attributable to the Company's operating and finance lease arrangements are approximately $3,447 and $382, respectively.
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The lease for the Company's corporate office space in Houston, Texas, commenced July 11, 2024. The Company also entered into a land lease agreement with a subsidiary of Occidental Petroleum, a related party, on March 8, 2024, for land in West Texas with commencement of the lease to occur no later than December 31, 2024. The term of the Company's land lease has not yet commenced.
Joint Development Agreement
As of September 30, 2024 and December 31, 2023, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA's total value is $140,000. As of September 30, 2024, we recognized approximately $25,733 of inception-to-date cash expenses and approximately $25,932 of inception-to-date share-based expenses related to the BHES JDA. The share-based expense excludes $6,442 of realized loss on share issuance.
Off-Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Capital Commitments
As of September 30, 2024, we have committed to purchase certain components of industrial machinery for use at our Demonstration Plant and at our first utility-scale plant. The total gross commitments, which were initially unrecognized on our balance sheet, totaled $133,780. As of September 30, 2024, there was $106,831 remaining related to these commitments.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 22, 2024, the Company issued 942,177 shares of Class B Common Stock and OpCo issued 942,177 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the second quarter of 2024. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements

On August 26, 2024, Akash Patel, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K) (the “Patel 10b5-1 Plan”) that provides for the sale of up to the total of (a) 150,000 shares of Class A shares Common Stock plus (b) the net number of shares of Class A common stock to be issued upon the vesting of 11,151 RSUs in April 2025. Sales under the Patel 10b5-1 Plan may be made during the period beginning November 22, 2024 through November 22, 2025.

During the three months ended September 30, 2024, none of our other directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

3.1	Certificate of Incorporation of NET Power Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.2	Bylaws of NET Power Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.1+	Variation Agreement No. 2 Regarding Letter of Limited Notice to Proceed for the Purchase of KPEP Long Lead Items between NET Power, LLC and Baker Hughes Energy Services LLC , dated September 30, 2024.
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

Dated: November 12, 2024                        NET Power Inc.

                                By:      /s/ Kelly Rosser
                                Name:     Kelly Rosser
                                Title:    Chief Accounting Officer
(Principal Accounting Officer)