Form 10-K
period 2024-12-31
NET Power Inc.
filed 2025-03-10
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $242 million (computed by reference to the last per share sale price of the Class A Common Stock on the New York Stock Exchange of $9.83 on such date).
The registrant had outstanding 77,062,770 shares of Class A Common Stock and 140,565,705 shares of Class B Common Stock as of March 6, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

Certain Defined Terms
Unless otherwise expressly stated or, unless the context otherwise requires, references in this Annual Report on Form 10-K (this “Report”) to:
•“8 Rivers” means 8 Rivers Capital, LLC, a Delaware limited liability company (a company controlled by SK Energy);
•“Amended and Restated JDA” means the Amended and Restated Joint Development Agreement, dated December 13, 2022, by and among Old NET Power, RONI, RONI OpCo, NPI, and NPT, as amended, supplemented or otherwise modified from time to time in accordance with its terms;
•“Baker Hughes” or “BH” means Baker Hughes Company, a Delaware corporation;
•“BHES” means Baker Hughes Energy Services LLC, a Delaware limited liability company and affiliate of Baker Hughes;
•“BHES JDA” means collectively, the Original JDA and the Amended and Restated JDA
•“Board” or “Board of Directors” means the board of directors of the Company;
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
•“Clean,” in relation to the energy generated through the Net Power Cycle, refers to the NET Power Cycle’s capability to significantly reduce direct CO2 emissions and emissions of other air pollutants in comparison to energy generated with conventional gas-fired technology;
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
•“Demonstration Plant” means the facility located in La Porte, Texas used to demonstrate the viability of the NET Power Cycle;
•“DOE” means the United States Department of Energy;
•“Domestication” means the change of RONI’s jurisdiction of registration by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation registered under the laws of the State of Delaware, upon which RONI changed its name to NET Power Inc.;
•“Domestications” means the Domestication and the OpCo Domestication;

•“Exchange Act” means the Securities Exchange Act of 1934, as amended;
•“Gen1U” means the Company’s first-generation utility-scale design;
•“IPO” means RONI’s initial public offering, which was consummated on June 18, 2021;
•“Legacy NET Power Holders” means the holders of equity securities of Old NET Power prior to the consummation of the Merger;
•“LHV” means lower heating value.
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
•“OpCo LLC Agreement” means, (1) prior to January 17, 2025, the Second Amended and Restated Limited Liability Company Agreement of OpCo, dated as of June 8, 2023, which was entered into in connection with the Closing, and (2) beginning on January 17, 2025, the Third Amended and Restated Limited Liability Company Agreement of OpCo, dated as of January 17, 2025;
•“OpCo Unitholder” means a holder of OpCo Units;
•“OpCo Units” means the units of OpCo;
•“Original JDA” means the Joint Development Agreement, dated February 3, 2022, by and among Old NET Power, NPI, and NPT, as amended by the First Amendment to Joint Development Agreement, dated effective June 30, 2022, by and among the same parties;
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
•“Predecessor Period” means the period presented in the consolidated financial statements contained in this Report or the accompanying footnotes that relates to Predecessor, as defined and described in Note 1 to the consolidated financial statements contained in this Report;

•“Preferred Stock” means shares of NET Power preferred stock, par value $0.0001;
•“Principal Legacy NET Power Holders” means OXY, Constellation, and 8 Rivers (through NPEH);
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
•“SEC” means the U.S. Securities and Exchange Commission;
•“Securities Act” means the Securities Act of 1933, as amended;
•“Sponsor” means Rice Acquisition Sponsor II LLC, a Delaware limited liability company;
•“Successor Period” means the period presented in the consolidated financial statements contained in this Report or the accompany footnotes that relates to Successor, as defined and described in Note 1 to the consolidated financial statements contained in this Report;
•“Tax Receivable Agreement” or “TRA” means the Tax Receivable Agreement, dated June 8, 2023, entered into by NET Power and OpCo with OpCo Unitholders who received OpCo Units pursuant to the Business Combination Agreement as consideration for equity interests in Old NET Power and the Agent (as defined therein);
•“Up-C” means umbrella partnership, C corporation, which describes a corporate structure in which an ultimate c corporation parent consolidates a partnership or partnership structure treated as a pass-through entity for U.S. state and federal purposes tax;
•“Warrant Agreement” means the Warrant Agreement, dated as of June 15, 2021, by and among RONI, RONI OpCo, and Continental Stock Transfer & Trust Company as it may be amended and/or restated from time to time in accordance with its terms; and
•“Warrants” means, collectively, the Public Warrants and Private Placement Warrants.
In addition, the following is a glossary of key industry terms used herein:
•“CO2” means carbon dioxide;
•“O2e” means the number of metric tons of CO2 emissions with the same global warming potential as on metric ton of another greenhouse gas;
•“MW” means megawatt;
•“MWth” means megawatt thermal and refers to the input energy required;
•“NOX” means nitrogen oxides;
•“sCO2” means supercritical carbon dioxide; and
•“SOX” means sulfur oxides.

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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the ability of the Company retain its management and key employees; (iii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company’s business model, which will likely require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (viii) the Company’s ability to establish and maintain supply relationships; (ix) risks related to the Company’s arrangements with third parties for the development, commercialization and deployment of technology associated with the Company’s technology; (x) risks related to the Company’s other strategic investors and partners; (xi) the Company’s ability to successfully commercialize its operations; (xii) the availability and cost of raw materials; (xiii) the ability of the Company’s supply base to scale to meet the Company’s anticipated growth; (xiv) the Company's ability to expand internationally; (xv) the Company’s ability to update the design, construction, and operations of its technology; (xvi) the impact of potential delays in discovering manufacturing and construction issues; (xvii) the possibility of damage to the Company’s Texas facilities as a result of natural disasters; (xviii) the ability of commercial plants using the Company’s technology to efficiently provide net power output; (xix) the Company’s ability to obtain and retain licenses; (xx) the Company’s ability to establish an initial commercial scale plant; (xxi) the Company’s ability to license to large customers; (xxii) the Company’s ability to accurately estimate future commercial demand; (xxiii) the Company’s ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiv) the Company’s ability to comply with all applicable laws and regulations; (xxv) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xxvi) any political or other disruptions in gas producing nations; (xxvii) the Company’s ability to protect its intellectual property and the intellectual property it licenses; (xxviii) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations; (xxix) potential litigation that may be instituted against the Company; and (xxx) other risks and uncertainties indicated in Part I, Item 1A of this Annual Report and other documents subsequently filed with the SEC by the Company.

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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in Item 1A, “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following risks, among others, may offset our competitive strengths or have a negative effect on our business strategy:
•We have incurred significant losses since inception, and we anticipate that we will continue to incur losses in the future, and we may not be able to achieve or maintain profitability.
•We may be unable to manage our future growth effectively.
•We face significant barriers in our attempts to deploy our technology and may not be able to successfully develop our technology.
•The technology we are developing will rely on complex machinery for its operation and deployment involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•We, our licensees and our partners may be unable to adequately control or accurately predict the costs associated with constructing our first commercial-scale facility and the development and deployment of our technology.
•We expect a consortium led by Net Power to undertake the development of our first commercial project in order to prove the commerciality of our technology. Such a project will require significant capital expenditures for which financing will be necessary. Such financing might not be obtainable on terms or on timeline that are favorable to us.
•We, our partners, or our third-party suppliers may experience delays in the development and manufacturing of key equipment, including but not limited to turbo expanders, heat exchangers, and air separation units.
•Suppliers of key equipment to our future customers may not be able to scale to the production levels necessary to meet the anticipated growth in demand for our technology.
•We, our licensees, and our partners may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are higher than anticipated.
•Our deployment plans rely on the development and supply of turbomachinery and process equipment by NPI pursuant to the Amended and Restated JDA.
•Our commercialization strategy relies heavily on our relationship with Baker Hughes, OXY, Constellation, and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.
•Our partners have not yet completed development of, and finalized schedules for, delivery of key process equipment, and any setbacks we may experience during our first commercial delivery and other demonstration and commercial missions could have material adverse effects on our business, financial condition, and results of operations and could harm our reputation.
•Manufacturing and transportation of key equipment may be dependent on global supply chains.
•Manufacturing and construction issues not identified prior to design finalization, long-lead procurement, and/or module fabrication could potentially be realized during production, fabrication, or construction and may impact plant deployment cost and schedule.
•Our Demonstration Plant and future facilities and operations could be damaged or otherwise adversely affected as a result of natural disasters and other catastrophic events, and such adverse effects would negatively impact our ability to develop key process equipment and technologies within our anticipated timeline and budget.
•Our Demonstration Plant has not yet overcome all power loads to provide net positive power delivery to the commercial grid during its operation.

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
•The market for power plants implementing the Net Power Cycle is not yet established and there is limited infrastructure to efficiently transport and store carbon dioxide. The market may not achieve the growth potential we expect and may grow more slowly than we expect.
•The cost of electricity generated from the Net Power Cycle may not be cost competitive with other electricity generation sources in some markets.
•Our business relies on the deployment of power plants that are subject to a wide variety of extensive and evolving government laws and regulations, including environmental laws and regulations.
•We and our potential licensees may encounter substantial delays in the design, manufacture, regulatory approval, and launch of power plants. Regulatory approvals and permits may also be denied.
•Any potential changes or reductions in available government incentives promoting greenhouse gas emissions projects, such as the Inflation Reduction Act of 2022’s financial assistance program funding installation of ultra-low emission technology, may adversely affect our ability to grow our business.
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
•We are developing Net Power-owned intellectual property, but we rely heavily on the intellectual property we have in-licensed and that is core to the Net Power Cycle. The ability to protect these patents, patent applications, and other proprietary rights may be challenged or may be faced with our inability or failure to obtain, maintain, protect, defend, and enforce those rights.
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
•In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits Net Power Inc. realizes or may be accelerated.

Part I
Item 1. Business
Overview

Net Power is an energy technology company that has developed a novel power generation system (which we refer to as the “Net Power Cycle”) designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions. Net Power was founded in 2010 and methodically progressed the technology from a theoretical concept to reality with the construction and commissioning of the Company’s demonstration facility in La Porte, Texas (the “Demonstration Plant”). The Net Power Cycle is designed to inherently capture CO2 while producing virtually no air pollutants such as SOX, NOX, and other particulates. It is configurable to a wide range of local altitude, humidity, and ambient temperatures, all of which can facilitate project siting and operation in a variety of climates. It can operate as a traditional baseload power plant, providing reliable electricity to the grid at capacity factors targeted to be above 90%. It can also complement intermittent renewables, providing clean dispatchable electricity that can be dispatched on demand at the request of power grid operators and according to market needs, while delivering substantial improvements in operability, affordability, and environmental performance as compared to alternative technologies for power generation. It can leverage existing natural gas infrastructure and can avoid issues of generation capacity and grid transmission overbuild created by other technologies, helping to further reduce system-wide decarbonization costs.
The Net Power Cycle is designed to achieve clean, reliable, and affordable electricity generation through Net Power’s patented highly recuperative oxy-combustion process. This process involves the combination of two technologies:
•Oxy-combustion, a clean heat generation process in which fuel is mixed with oxygen such that the resulting byproducts from combustion consist of only water and pure CO2; and
•Supercritical CO2 (sCO2) power cycle, a closed or semi-closed loop process that replaces the air or steam used in most power cycles with recirculating CO2 at high pressure, producing power by expanding sCO2 continuously through a turbo expander.
In the Net Power Cycle, CO2 produced in oxy-combustion is immediately captured in a sCO2 cycle that produces electricity. As CO2 is added through oxy-combustion and recirculated, excess captured CO2 is siphoned from the cycle at high purity for export to permanent storage or utilization.
The Net Power Cycle was first demonstrated at our 50 MWth Demonstration Plant in La Porte, Texas, for which construction commenced in 2016 and testing began in 2018. We conducted three testing campaigns over three years and the facility was ultimately synchronized to the Texas grid in the fall of 2021. Through these tests, we achieved technology validation, reached critical operational milestones, and accumulated over 1,500 hours of total facility runtime. During 2024, we made significant upgrades to the Demonstration Plant in preparation for validation testing of commercial-scale turbo expander components. The first of four planned phases of this equipment validation program commenced in late 2024 and is expected to progress over the next three years.

Net Power’s primary business model is to license its technology to customers to enable them to build, own, and operate facilities that utilize the Net Power Cycle. We plan to offer multiple plant designs, including a large utility-scale plant that can generate up to 300 MW net electric output capacity, as well as a smaller, industrial-scale plant that can generate 25-115 MW net electric output capacity. We are actively advancing the utility-scale program and intend to commence the industrial-scale program in the future. The technology is supported by a portfolio of 485 issued patents (as of December 31, 2024) in-licensed on an exclusive, irrevocable basis (in the applicable field) from 8 Rivers as well as significant know-how and trade secrets generated through experience at the Demonstration Plant and from engineering, design, and development of our first utility-scale plant. Net Power’s first-generation utility-scale design (which we refer to as Gen1U) is expected to be a 550 MWth power plant, targeting a CO2 capture rate of 97% or greater and net LHV efficiency of up to 50% for later Gen1U units. Given the nascent nature of this technology, early Gen1U deployments are focused on ensuring a safe, clean, and reliable system targeting a net LHV efficiency of approximately 45% after incorporating learnings from operations of our early plants. Net Power intends to incorporate learnings from early deployments to drive improvements in future plants, including increases in net efficiency and reductions in costs to build and operate the plants.
Over the next several years, Net Power plans to conduct additional research and equipment validation testing campaigns at its Demonstration Plant and work to develop its first utility-scale plant (“SN1”). Net Power began purchasing initial long-lead materials for SN1 in 2024 with the intention of locating SN1 in the Permian Basin of West Texas (“Project Permian”). However, after completing the front-end engineering and design (“FEED”) process in December 2024, the initial cost estimates were higher than originally anticipated. In response, during the first quarter of 2025, Net Power commenced a post-FEED optimization and value engineering process. Further long lead equipment releases have been suspended but value engineering and certain development work remain in progress. Provided we are successful in our value engineering process, the project would come online no earlier than 2029.
Net Power intends to deploy its technology in the United States (“U.S.”) and around the world by leveraging experience gained from the Demonstration Plant, and SN1, as well as from the support and expertise of Net Power’s current owners, including OXY, BHES, and Constellation.
Net Power’s potential customers include electric utilities, oil and gas companies, midstream oil and gas companies, technology and data center companies, and industrial facilities, both in domestic and international markets. Net Power has engaged in active dialogue with potential customers in each of these industries. Net Power’s end-markets can be broken down into three general categories: grid power, industrial applications, and data centers. The grid power end-market includes electric utilities and power generation companies that produce and sell power into local and regional power markets. Net Power is designed to generate power continuously (baseload) and as-needed (load-following) in order to complement intermittent renewable power. Potential industrial applications, such as direct air capture facilities, steel facilities, chemical plants, and hydrogen production facilities, include those that have significant 24-hour energy needs and desire to utilize low-emission power, which we believe Net Power’s technology can provide. The technology and data center end-market is one of the fastest growing segments in many of our key target geographies. Historically, data centers have procured their power directly from the grid, but growing grid constraints across many markets plus growing demand, due in part to the proliferation of artificial intelligence applications, have led data center companies to evaluate co-location of data centers with dedicated power generation facilities, similar to the industrial market segment.
Key benefits for customers include the following:
•Clean—The Net Power Cycle is expected to result in a life cycle carbon intensity (“CI”) of 40g to 75g CO2e/kWh and capture CO2 at > 97% rate, providing for approximately 85% CO2 emissions reduction in comparison to conventional combined cycle gas turbine technology. CO2 is inherently captured at pipeline pressure and ready for transportation. The Net Power Cycle results in de minimis NOX, SOX, and particulate emissions as compared to traditional coal or natural gas fossil fuel generation, which may allow for project siting near population centers. Net Power expects efforts to reduce upstream methane emissions will further reduce the Net Power Cycle CI.
•Reliable—The Net Power Cycle can provide 24/7 baseload power, with a targeted capacity factor above 90%, power ramp rates of 10% to 15% per minute and the ability to turn down the plant net electrical output from 100% to 0% while still operating and synchronized to the grid, allowing for maximum grid support. It can function as a utility-scale large plant or pair as a load-following asset to support variable renewable energy such as wind or solar.
•Affordable—Net Power targets a levelized cost of energy in the U.S. that is competitive with alternative low-carbon, dispatchable generation such as advanced nuclear, combined cycle gas turbines with post combustion capture and solar photovoltaic panels (“PVs”) coupled with eight hours or more of battery storage.
•Utilizes existing infrastructure—The U.S. alone has approximately three million miles of natural gas pipeline infrastructure, with over 300,000 miles of transmission pipelines. Approximately 50 individual CO2 pipelines with a combined length of over 4,500 miles exist in the U.S. today. According to the U.S. Energy Information Administration (the “EIA”), there are hundreds of thermal power generation facilities at or nearing their retirement or replacement period through 2050, many of which Net Power believes could serve as potential brownfield site locations for our technology.
•Compact footprint—Net Power’s modular design and the inherent energy density of sCO2 as a working fluid leads to a low surface footprint targeted to be less than 15 acres, equal to 1/100th of the solar PV of a similar electric output. This allows Net Power to serve as a re-powering option for retiring facilities or facilities that cannot secure additional space for capture equipment.
Net Power believes that the Net Power Cycle can serve as a key enabling solution for a low-carbon future, addressing shortfalls inherent to alternative options while contributing to an overall lower system-wide cost of decarbonization. Net Power believes that through its innovative process, it can provide a lower cost of electricity, a reduction of, and in some cases the elimination of, environmental impacts related to thermal power use (air pollution, water use, land use, and deforestation), improve reliability and dispatchability contributing to energy security, as well as an ability to achieve required carbon reduction targets. Net Power believes the build-out of the Net Power Cycle can provide the world with clean, reliable, and affordable energy.

Corporate Strategy
Net Power employs a three-pillar corporate strategy as the foundation to direct our capital allocation and align our decision-making with our long-term vision.
Pillar 1: Develop and prove Net Power’s technology at the utility-scale
Our first priority is to progress our joint development program with Baker Hughes. Together with Baker Hughes, we began the first of four testing campaigns at our Demonstration Plant in 2024 and expect to continue testing over the next 3 years, which is expected to provide invaluable operational data ahead of deploying our first utility-scale plant.
Concurrently, we are evaluating the initial FEED package we received for Project Permian. As we continue the post-FEED optimization process, further long lead equipment releases for Project Permian have been suspended but value engineering and certain development work remain in progress. The ultimate goal for the first utility-scale deployment is to construct and operate with a focus on clean, reliable, and safe operations as we expect it to serve as the launch-point for all future deployments.
Pillar 2: Achieve full commercialization and competitiveness of the technology
In parallel to developing and proving Net Power’s commercial scale technology, we will focus over the next few years on creating a backlog of projects for future deployment. This involves originating projects and developing a standardized multi-unit design to drive cost improvements and gain economies of scale. We believe one of the largest drivers to achieve full commercial adoption will be lowering the capital cost per plant. To reduce capital cost, Net Power plans to standardize the design, supply, and construction of plants into a multi-unit configuration of between two and four Net Power units. We expect standardization and scale efficiencies will be large drivers of future capital expenditure reductions.
Additionally, we intend to build a backlog of hub opportunities through our origination efforts. Origination includes identifying CO2 sequestration sites, securing surface rights for plant sites, filing applications to connect to the regional grid systems, and forming strategic partnerships with a variety of stakeholders to set up projects for success. With this approach, we believe we can accelerate deployment of Net Power’s technology in the most cost effective and responsible manner for the benefit of our customers, the communities where these plants will be located, and our investors. We expect that originated projects will ultimately be majority owned by customers upon reaching final investment decision (“FID”) and each originated project will pay Net Power license fees and royalties similar to those paid by third-party customers. Our goal is to achieve broad commercial adoption via a robust backlog of multi-plant ‘hub’ deployments.
Pillar 3: Prepare for standard plant mass deployment
Developing a standardized multi-unit design is expected to allow our original equipment manufacturers and EPC partners to enter mass manufacturing mode. Similarly, we expect more work, primarily plant fabrication, will take place in a controlled factory environment, and less plant construction will take place in the field at remote locations. By taking this modularization approach, we expect to have more control over driving down the plant capital cost, reducing project risk, and reducing lead time to build future plants. We have already put strategic supply chain partnerships in place for certain equipment, including our turbomachinery and recuperative heat exchangers, and we expect to continue to do so with other key equipment, services, and technology. We expect to work with these partners to build out the manufacturing capacity needed to support our commercialization.
Government and Regulatory Environment
Grant and Loan Opportunities—The November 2021 Bipartisan Infrastructure Law (“BIL/IIJA”) provided further support to the DOE Loan Program Office (“LPO”) Title XVII program to support early commercial facilities across the U.S. More recently, the Inflation Reduction Act (the “IRA”), which was adopted in August 2022, ushered in further support to LPO Title XVII (additional appropriations of $40 billion through 2026), $3.6 billion to cover credit subsidy costs of loans and introduced a new “Energy Infrastructure Reinvestment” fund with $250 billion of new commitment authority to “retool, repower, repurpose, or replace energy infrastructure” with emission control technologies. However, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIL/IIJA and the IRA.
Global funding opportunities, such as the European Union (“EU”) Innovation Fund, the European Commission’s Just Transition Fund, and the United Kingdom (“UK”) Department for Business, Energy & Industrial Strategy (“BEIS”) Net

Zero Innovation Portfolio, offer opportunities in Europe. Other opportunities exist across the world, and we are evaluating these on a case-by-case basis to de-risk and support initial projects.

Tax Credit Opportunities—The IRA provides the 45Q tax credit up to $85 per metric ton of captured CO2 permanently geologically sequestered, and $60/ton of CO2 captured and then utilized for enhanced oil recovery (“EOR”) or other uses. A Net Power plant is inherently designed to meet and exceed the CO2 capture thresholds and minimum capture rate for electric generating units of 75%. To qualify for the 45Q tax credit, eligible facilities like Net Power plants must commence construction by January 1, 2033 and can claim the tax credit for the first 12 years in service.
We are monitoring the global market for other tax credit or carbon tax opportunities, with the belief that any value ascribed to carbon, whether a credit or tax, benefits our technology over other emitting alternatives.
Net Power Cycle Licenses and Support Services

Beyond our first utility-scale plant, our primary revenue stream is expected to be license and royalty fees paid by the customer for each plant. We expect a customer seeking to deploy a Net Power plant will purchase a license from us to construct, operate, and maintain the plant. We expect that the customer will pay a license deposit before the commencement of FEED, which would be credited toward the license fee, and the remaining license fee would be paid in installments at key milestones leading to a plant’s commercial operations. We also expect that customers will pay an annual royalty fee for the life of the plant. We currently expect each utility-scale license to generate approximately $65 million of value, based on the expected cash flow of future licensing fees over the life of the license using a 10 percent discount rate.
In addition to licenses, we expect to provide customers with a list of pre-qualified EPC companies for the design and construction of the plant. We believe that our pre-qualification of these EPC companies can provide customers with reasonable confidence that the contractors they engage have the requisite skill and expertise to successfully deliver a Net Power plant. Furthermore, this process is designed to ensure that EPC companies comply with our IP protection requirements, licensing business model, and quality control expectations.
We expect to also provide customers with a preferred vendors list and a robust approved list for key equipment suppliers, further ensuring quality control and de-risking the supply chain. Customers developing a Net Power plant are expected to purchase equipment from one of our licensed suppliers.
We intend to provide support to customers throughout the development process. During scoping and early development of potential facility sites, we may conduct feasibility and pre-FEED studies for our customers. When customers are ready to begin FEED processes, we intend to provide a license package with the necessary specifications to pre-qualified EPC companies. We plan to support each customer’s execution of FEED, with the appropriate scope of work being determined on a case-by-case basis. We expect that our support will continue to the commercial operations of each plant and will include support for start-up and commissioning as well as operator training.
Competition
Our competitors are other power generation technologies, including traditional baseload, unabated generation, gas generation with post combustion carbon capture, advanced nuclear, and renewables. We believe our competitive strengths differentiate us from our competition globally, in part because we expect our technology to achieve clean, reliable, and affordable power generation while we expect most of our competitors only achieve two of these three factors.
Traditional Unabated Emission Generation—According to the International Energy Agency (the “IEA”), approximately 70% of global electricity supply in 2023 was comprised of natural gas, coal, oil, and large-scale nuclear. These technologies are highly reliable, cost-effective, and dispatchable. However, with the exception of traditional large-scale nuclear, these resources are carbon-intensive, and we expect them to largely be replaced with lower carbon-intensity generation over time. Traditional natural gas power plants, while delivering lower carbon electricity than other fossil fuel feedstocks, are not viewed as a permanent solution by certain regulators and policymakers in light of concerns related to climate change. Instead, some view conventional natural gas as a bridge fuel until cleaner sources of energy are available. Our technology combines the reliability of natural gas with the decarbonizing capabilities of carbon capture.
Coal-fired and gas-fired generation with Post Combustion Carbon Capture—An alternative solution to reduce CO2 emissions from coal-fired and natural gas-fired power generation is post-combustion carbon capture (“PCC”). PCC involves capturing CO₂ emissions from the exhaust gases of traditional coal-fired and natural gas-fired power plants after combustion has occurred. This approach is typically achieved using chemical absorption processes, such as amine-based systems, which separate CO₂ from the flue gas before it can be transported and stored. While this technology has the potential to reduce greenhouse gas emissions from conventional coal-fired and natural gas-fired power plants, commercially successful PCC applications have been limited, primarily due to the high upfront cost to build PCC capture facilities and high operating costs to capture the emissions, including the impact of lower overall net electric output of the power plant due to the energy-intensive requirements of the PCC application. A number of companies are attempting to develop more efficient capture technologies that could potentially reduce capital costs, operating costs, and energy intensity of PCC applications. There are several other key differences between Net Power and PCC. First, we expect a Net Power plant will require less land than a traditional power plant equipped with PCC. Second, Net Power’s oxy-combustion process inherently reduces potential NOx and SOx emissions whereas PCC applications are generally not designed to eliminate NOx or SOx emissions. NOx and SOx are designated as criteria air pollutants by the U.S. Environmental Protection Agenda (“EPA”) and facilities that emit certain volumes of these criteria air pollutants may be subject to additional siting, permitting, and reporting requirements. Finally, PCC systems are chemical plant processes and are not amenable to rapid change in operating conditions, thus preventing the power plant into which they are integrated from rapidly ramping in output to support the grid.
Advanced Nuclear—There are several advanced nuclear reactor technologies that are in various stages of development. These technologies are designed to be clean, safe, and highly reliable. However, none of these technologies have yet been licensed for commercial use in the U.S., and many of the technologies have not been demonstrated and generally do not have requisite fuel supply infrastructure in place. Regulatory pathways for permitting and constructing advanced nuclear reactors also entail substantial uncertainties with respect to cost and timing.
Renewables—According to the EIA, approximately 21% of U.S. generation in 2023 was wind, solar, hydropower, and other sources of renewable power generation. Although these sources generate carbon-free power, wind, and solar can be intermittent and non-dispatchable, unless paired with long duration energy storage. Hydropower, while carbon-free, can be seasonal and subject to curtailment and has limited growth in the U.S., where most capable sources have already been developed. Additionally, because wind and solar are highly sensitive to weather, we believe they are too unreliable to support certain end-use cases, including certain applications that require extensive on-site, always-available power. Our technology allows for the reliability and low-cost nature of natural gas to remain intact while reducing carbon emissions arising from natural gas-fired generation of electricity.

Customers

Net Power’s potential customers include electric utilities, oil and gas companies, midstream oil and gas companies, technology and data center companies, and industrial facilities, both in domestic and international markets. Net Power has engaged in active dialogue with potential customers in each of these industries. Net Power's end-markets can be broken down into three general categories: grid power, industrial applications, and data centers. The grid power end-market includes electric utilities and power generation companies that produce and sell power into local and regional power markets. Net Power is designed to generate power continuously (baseload) and as-needed (load-following) in order to complement intermittent renewable power. Potential industrial applications, such as direct air capture facilities, steel facilities, chemical plants, and hydrogen production facilities, include those that have significant 24-hour energy needs and desire to utilize low-emission power, which we believe Net Power’s technology can provide. The technology and data center end-market is one of the fastest growing segments in many of our key target geographies. Historically, data centers have procured their power directly from the grid, but growing grid constraints across many markets plus growing demand, due in part to the proliferation of artificial intelligence applications, data center companies are evaluating co-location of data centers with dedicated power generation facilities, similar to the industrial market segment.
Partnerships
License Agreement with 8 Rivers
On August 7, 2014, we entered into a license agreement with 8 Rivers, pursuant to which 8 Rivers granted us perpetual, irrevocable, and worldwide rights under patents relating to the Net Power Cycle (which was invented by 8 Rivers), for the generation of electricity using CO2 as the primary working fluid. The license is exclusive in the field of utilizing any carbonaceous gas fuel other than those derived from certain solid fuel sources. 8 Rivers remains an investor in us.
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
NPI will oversee the installation and commissioning of the first industrial scale combustor and turbo expander at the Demonstration Plant during the fourth phase of the testing campaign. A team of NPI specialists will be deployed at the site, offering technical advice and conducting testing and validation processes. We intend to work with NPI to ensure the implementation and integration process occurs according to plan and any required personnel are trained properly.

In connection with the Original JDA, on February 3, 2022, Net Power entered into the BH License Agreement with NPT (the “BH License Agreement”), pursuant to which NPT and its affiliates will have limited exclusivity for manufacturing utility-scale turbo expanders and full exclusivity for industrial-scale units. We will own intellectual property developed by NPI related to the Net Power Cycle, and NPI can only sell the jointly developed turbo expanders to our licensees. We and NPI will market the technology through a Joint Commercial Committee, leveraging Baker Hughes’ global sales channels.

OLCV Net Power, LLC Investment

OXY invested in Net Power in 2019 and provides expertise in the CO2 value chain and construction of large facilities, like our Demonstration Plant. OXY is expected to play a key role in the development and commercialization of Project Permian should we decide to continue the development of Project Permian as SN1. OXY is the lessor for the site for Project Permian near Midland, Texas.
Intellectual Property
As of December 31, 2024, our technology is supported by a portfolio of 485 issued patents (and 48 pending applications) that extends across more than 30 countries and six continents. These patent rights have been in-licensed from 8 Rivers pursuant to a 2014 license agreement which provides us with exclusive licensing, sublicensing, and commercialization rights for natural gas and certain other fuel sources. Such patents extend through the mid-2030s. Protections are intended to provide coverage for integrated permutations of the patented technology as it expands as a platform and not simply a power generation concept. We also have trade secrets that may provide for an additional scope of protected and licensable rights extending beyond patent lifetimes.
Our intellectual property encompasses rights under patents related to the Net Power Cycle and trade secret information derived from the Demonstration Plant. Our registered trademarks include the Net Power logo and company name. We also have explicit company policy to protect our proprietary data through various classification, handling, and control systems.
Pursuant to the BH License Agreement, NPT, and its affiliates will have limited exclusivity for manufacturing utility-scale turbo expanders and full exclusivity for industrial-scale units. We will own intellectual property developed by NPI related to the Net Power Cycle, and NPI can only sell the jointly developed turbo expanders to our licensees. The Amended and Restated JDA and the BH License Agreement include contractual obligations dictating the use of our intellectual property to preserve its integrity.
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
We rely upon a combination of patents, copyrights, trade secrets, and trademark laws, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our proprietary rights. Patent protection was obtained shortly after the invention of our technology, providing protection for this one-of-a-kind natural gas cycle from its earliest stages.
Human Capital
As of December 31, 2024, we had 68 full-time employees and six contractors and on-site service employees. Our headquarters are located in Durham, North Carolina. In July 2024, we opened a second corporate office in Houston, Texas to accommodate our growing resource requirements. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be positive.

Talent Acquisition and Retention
We support business growth by seeking to attract and retain best-in-class talent. We use internal and external resources to recruit highly skilled candidates for open positions. We provide employees with compensation packages that may include various components, such as base salary, annual incentive bonuses, and long-term equity incentive awards. We also offer comprehensive employee benefits, such as life, disability, and health insurance, vision and dental insurance, paid time off, and a 401(k) plan with an employer contribution. It is our intention to be an employer of choice in our industry by providing a market-competitive compensation and benefits package.
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
Diversity, Equity, Inclusion & Accessibility
We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, abilities, and sexual orientations as well as education, skill sets, and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility and training and resources.
Government Regulations
Energy Regulatory Matters
Electric power sales and markets in the U.S. are subject to extensive regulation at both the federal and state levels. Accordingly, Net Power’s Demonstration Plant, which is located within the Electric Reliability Council of Texas (“ERCOT”), and other Net Power plants that Net Power may own in the future located in ERCOT and other jurisdictions within the U.S., are subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future ability to comply with, existing or future energy regulations or requirements. Compliance with the requirements under these various regulatory regimes may cause the applicable company to incur significant costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility or the imposition of liens, fines, or civil or criminal liability.
State regulators also regulate the rates that retail utilities can charge and the terms under which they serve retail (end-use) electric customers. Certain states also have authority to regulate mergers, acquisitions, financing, and securities issuances. State regulators may also review individual utilities’ electricity supply requirements and have oversight over the ability of traditional regulated utilities to pass through to their ratepayers the costs associated with power purchases from independent generators. Federal regulatory filings and authorizations generally are required for generation projects in the U.S. that sell energy wholesale and are connected to the interstate transmission grid. Furthermore, even when a particular energy business entity is subject to federal energy regulation, state, and local approvals (such as siting and permitting approvals) are often required.
Federal Power Act

The Federal Power Act (the “FPA”) provides the Federal Energy Regulatory Commission (“FERC”) exclusive federal jurisdiction over the sale of electric energy at wholesale (that is, for resale) in interstate commerce and the transmission of electric energy in interstate commerce, including wholesale markets for electric energy, capacity, ancillary services, and transmission services. Section 205 of the FPA gives FERC jurisdiction and authority over, among other things, the rates, charges, and other terms for the sale of electric energy, capacity, and ancillary services at wholesale by public utilities (entities that own or operate projects subject to FERC jurisdiction) and for transmission services. These rates may be based on a cost-of-service approach or may be determined on a market basis through competitive bidding or negotiation. As a result, a public utility must obtain FERC approval of its rates and charges and must make the associated, required filings to maintain the granted authority. To obtain authority to make sales at market-based rates, the public utility must demonstrate to FERC that it does not possess market power, as defined by FERC. Net Power's Demonstration Plant, which is located within ERCOT, is not generally subject to FERC’s rate-regulation authority under Section 205 of the FPA, but any future Net Power facilities located outside of ERCOT may be.

The FPA also provides FERC authority for the regulation of mergers, acquisitions, financings, and securities issuances involving entities subject to its jurisdiction. This jurisdiction may, for certain transactions, extend to entities and assets within ERCOT. Consequently, in certain cases, FERC approval may be required prior to entering into a transaction involving a public utility or for certain holding company transactions involving specified assets.
ISOs and RTOs

Generation projects also may be located in regions in which the bulk power transmission system and associated wholesale markets for electric energy, capacity, and ancillary services are administered by Independent System Operators (“ISOs”) and Regional Transmission Organizations (“RTOs”) that are subject to FERC jurisdiction and operate under FERC jurisdictional tariffs, including open access transmission tariffs, or, in the case of ERCOT, generation, and transmission tariffs and protocols that are regulated by the Public Utility Commission of Texas (“PUCT”). These RTOs and ISOs prescribe rules and protocols for the terms of participation in the wholesale energy and ancillary services markets (and for certain RTOs and ISOs, capacity markets). Many of these entities can impose rules, restrictions, and terms of service that are regulatory in nature and may have a material adverse effect on business. For example, ISOs and RTOs have developed bid-based locational pricing rules for the electric energy markets that they administer. In addition, most ISOs and RTOs have also developed bidding, scheduling, and market behavior rules, both to curb the potential exercise of market power by electricity generating companies and to ensure certain market functions and system reliability. These rules, restrictions, and terms of service could change over time and could materially adversely affect a power plant’s ability to sell, and the price received for, energy, capacity, and ancillary services.
Energy Policy Act of 2005
Net Power and its projects may also be subject to the mandatory reliability standards of the North American Electric Reliability Corporation (the “NERC”). In 2005, the U.S. federal government enacted the Energy Policy Act of 2005, which supplemented the FPA to vest FERC with authority to ensure the reliability of the bulk electric system. Such authority mandated that FERC assume both oversight and enforcement roles. Pursuant to this mandate, FERC certified the NERC as the nation's Electric Reliability Organization (“ERO”) to develop and enforce mandatory reliability standards and requirements to address medium- and long-term reliability concerns. The NERC reliability standards are a series of requirements that relate to maintaining the reliability of the North American bulk electric system and cover a wide variety of topics, including physical security and cyber-security of critical assets, information protocols, frequency and voltage standards, testing, documentation, and outage management. If generation and transmission owners and operators that are part of the bulk electric system fail to comply with these standards, they could be subject to sanctions, including substantial monetary penalties. NERC and FERC also delegate these responsibilities to regional entities, such as Texas Reliability, Inc., which enforce both NERC and regional reliability standards.
Public Utility Holding Company Act of 2005

The Public Utility Holding Company Act of 2005 (“PUHCA”) provides FERC and state regulatory commissions with access to the books and records of public utility holding companies and other companies in public utility holding company systems; it also provides for the review of certain costs. Companies like Net Power that are holding companies under PUHCA solely with respect to one or more Exempt Wholesale Generators (“EWGs”) or Qualifying Facilities (“QFs”) are generally exempt from requirements which give FERC access to books and records.
State Utility Regulation
While federal law provides the utility regulatory framework for our project subsidiaries’ sales of electric energy, capacity, and ancillary services at wholesale in interstate commerce, there are also important areas in which traditional public utilities fall under state jurisdiction. For example, the regulated electric utility buyers of electricity from our projects are generally required to seek state public utility commission approval for the pass-through in retail rates of costs associated with power purchase agreements entered into with a wholesale seller or seek approval for the siting and construction of a new power plant. Certain states also regulate the acquisition, divestiture, and transfer of some wholesale power projects and financing activities by the owners of such projects. In addition, states and other local agencies require a variety of environmental and other permits.
Texas
The Demonstration Plant is located in ERCOT. ERCOT is a largely self-contained market on a standalone grid with only approximately 1,100 MW of transfer capability through direct-current, asynchronous ties with the Southwest Power Pool, and the Comision Federal de Electricidad in Mexico. Therefore, in ERCOT, the wholesale electricity market is, for most purposes, considered to be intrastate commerce, and so its rules, as well as the provision of transmission and distribution service in Texas, generally remain regulated by the PUCT.

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
Environmental Matters
Power plant operations are required to comply with various environmental, health, and safety (“EHS”) laws and regulations. For Net Power plants in which we have an ownership interest, these existing and future laws and regulations may affect existing and new projects, require us to obtain and maintain permits and approvals, undergo environmental review processes, and implement EHS programs and procedures to monitor and control risks associated with the siting, construction, operation, and decommissioning of regulated or permitted energy assets, all of which involve a significant investment of time and resources.
We also incur costs in the ordinary course of business to comply with these laws, regulations, and permit requirements. EHS laws and regulations frequently change, and may become more stringent or subject to more stringent interpretation or enforcement over time. Such changes in EHS laws and regulations, or the interpretation or enforcement thereof, could require us to incur materially higher costs, or cause a costly interruption of operations due to delays in obtaining new or amended permits.
The failure of our project operations to comply with EHS laws and regulations, as well as permit requirements, may result in administrative, civil, and criminal penalties, imposition of investigatory, cleanup, and site restoration costs and liens, denial or revocation of permits or other authorizations, and issuance of injunctions to limit, suspend, or cease operations.
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
•Clean Water Act. In some cases, our projects may be located near wetlands and we will be required to obtain permits under the federal Clean Water Act from the U.S. Army Corps of Engineers (the “Army Corps”) for the discharge of dredged or fill material into waters of the U.S., including wetlands and streams. The Army Corps may also require us to mitigate any loss of wetland functions and values that accompanies our activities. In addition, we are required to obtain permits under the federal Clean Water Act for water discharges, such as storm water runoff associated with construction activities, and to follow a variety of best management practices to ensure that water quality is protected and effects are minimized.

•Bureau of Land Management (“BLM”) Right-of-Way Grants. Our projects may be located, or partially located, on lands administered by the BLM. Therefore, we may be required to obtain and maintain BLM right-of-way grants for access to, or operations on, such lands. Obtaining and maintaining a grant requires that the project conduct environmental reviews (discussed below) and implement a plan of development and demonstrate compliance with the plan to protect the environment, including potentially expensive measures to protect biological, archaeological, and cultural resources encountered on the grant.
•Environmental Reviews. Our projects may be subject to federal, state, or local environmental reviews, including under the federal National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate the environmental effects of all major federal actions affecting the quality of the human environment. The granting of a land lease, a right-of-way grant, a federal permit, or similar authorization for a major pre-construction project, or the interconnection of a significant private project into a federal project, generally is considered a major federal action that requires review under NEPA. As part of the NEPA review, the federal agency considers a broad array of environmental effects, including effects on air quality, water quality, wildlife, historical and archaeological resources, geology, socioeconomics, aesthetics, and alternatives to the project. The NEPA review process, especially if it involves preparing a full Environmental Impact Statement, can be time-consuming and expensive. A federal agency may decide to deny a permit based on its environmental review under NEPA, though in most cases a project would be redesigned to reduce effects or we would agree to provide some form of mitigation to offset effects before a denial is issued. Such measures are often implemented to occur during the operational phase and may compromise or even require temporary cessation of operations under certain conditions such as seasonal migrations. As noted above and discussed more fully below, our projects may be subject to similar environmental review requirements at the state and local level in jurisdictions with NEPA equivalents.
•Threatened, Endangered and Protected Species. Federal agencies considering the permit applications for our projects are required to consult with the U.S. Fish and Wildlife Service (the “USFWS”) to consider the effect on potentially affected endangered and threatened species and their habitats under the federal Endangered Species Act and related statutes, which prohibit and impose stringent penalties for harming endangered or threatened species and their habitats. We may also be required to obtain permits from the USFWS and state agencies authorizing the incidental take of certain protected species. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures that may adversely impact our business or operations.
•Historic Preservation. State and federal agencies may be required to consider a project’s effect on historical or archaeological and cultural resources under the federal National Historic Preservation Act or similar state laws and may require us to conduct archaeological surveys or take other measures to protect such resources. Among other things, the National Historic Preservation Act requires federal agencies to evaluate the effect of all federally funded or permitted projects on historic properties (buildings, archaeological sites, etc.) through a process known as Section 106 review. Ongoing monitoring, mitigation activities, or financial compensation may be required as a condition of conducting project operations.
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

•Climate Change. Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of greenhouse gases, with the reduction of greenhouse gases from the energy sector being a key focus. In November 2021, the $1 trillion legislative infrastructure package, or BIA/IIJA, was signed into law and included climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. The IRA also provided significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. However, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIA/IIJA and the IRA. Further, under the Biden Administration, the U.S. rejoined the Paris Agreement treaty on climate change (the “Paris Agreement”), made a commitment under the Paris Agreement to cut U.S. greenhouse gas emissions by 50-52% from 2005 levels by 2030, and participated in the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. At the 27th Conference of the Parties, the U.S. agreed, in conjunction with the

European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties, member countries agreed to the first “global stocktake,” which calls on countries to contribute to global efforts, including a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030, accelerating efforts towards the phase-down of unabated coal power, phasing out inefficient fossil fuel subsidies, and transitioning away from fossil fuels in energy systems. Most recently, at the 29th Conference of the Parties, 159 countries met and, among other things, agreed on rules to operationalize international carbon markets under Article 6 of the Paris Agreement. However, in January 2025, President Trump issued executive orders directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. At the same time, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing greenhouse gas emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels. We are committed to a clean energy future and we believe our business is well-positioned to benefit from growing regulatory and policy support for decarbonization. However, the adoption and implementation of any international, federal, or state legislation, regulations or other regulatory initiatives that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs. In addition, increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events. If any such effects were to occur, they could have an adverse effect on the construction and operation of our projects.
•Underground Injection and Carbon Sequestration. In certain cases, we may be responsible for the underground injection of CO2 for long-term carbon sequestration. Such injection is regulated by the federal Safe Drinking Water Act and similar state laws, which ensure the quality of the nation’s public drinking water through adoption of drinking water standards and the regulation of underground injection of fluids to protect drinking water sources. Such injection may require us to secure permits for the injection activity, which may be costly, time-consuming, and subject to opposition by third parties. Additionally, for long-term carbon sequestration, we will need to control the underground pore-space where carbon is to be stored, which will require legally securing the necessary real property rights for such storage. In some states and other jurisdictions, the legal requirements for pore-space ownership are unsettled and evolving, and there may be conflicts between mineral owners and landowners as to who has the right to use pore-space. If one of our projects is proposed in a jurisdiction with unsettled law, that could have an adverse effect on our ability to operate the project or to properly sequester carbon and may give rise to future liability regarding the sequestered carbon.
•Health and Safety. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees in the workplace. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Comprehensive Environmental Response, Compensation and Liability Act, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in the construction, operation, and maintenance of our projects.
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
•Other State and Local Programs. In addition to the federal requirements discussed above, our current projects, and any future projects, are subject to a variety of state environmental review and permitting requirements. Many states where our projects are or may be located have laws that require state agencies to evaluate a broad array of environmental effects before granting state permits. The state environmental review process often resembles the federal NEPA process and may be more stringent than the federal review. Our projects also often require state law-based permits in addition to federal permits. State agencies evaluate similar issues as federal agencies, including a project’s effect on wildlife, historic sites, aesthetics, wetlands and water resources, agricultural operations, and scenic areas. States may impose different or additional monitoring or mitigation requirements than federal agencies.
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

The global regulatory landscape surrounding carbon capture, utilization and sequestration (“CCUS”) has considerably improved in recent years. In the U.S., the passage of the BIL/IIJA in November 2021 and the IRA in August 2022 introduced and bolstered government incentives for emissions reduction technologies such as the Net Power Cycle. However, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIL/IIJA and the IRA. In addition, the IRA may be subject to amendment or repeal through Congressional budget reconciliation. The full impact of these actions and next steps remains uncertain at this time.
Tax Credits

45Q Tax Credit. The 45Q federal tax credit, first enacted in 2008 as a part of the Energy Improvement and Extension Act, provides an incentive to capture CO2. This credit initially provided $20/metric ton for carbon sequestration and $10/metric ton for EOR. Following the passage of the IRA in August 2022, these tax credits increased for both permanent geological carbon sequestration and EOR to up to $85/metric ton and $60/metric ton, respectively. These tax credits can be monetized through a fully refundable direct payment or transferred to a third-party in exchange for cash payment. The deadline to commence construction is January 1, 2033 to qualify for the tax credit, and eligible facilities like Net Power plants can claim the tax credit for up to 12 years. In July 2024, the Internal Revenue Service (the “IRS”) within the U.S. Department of Treasury issued additional guidance to further implement the 45Q tax credit.
Grants and Government Funding

U.S. Department of Energy. The DOE oversees U.S. national energy policy, funds large infrastructure projects, and administers research funding across the industry. In fiscal year 2024, the DOE had a total budget of approximately $50 billion, with $17 billion dedicated to energy programs. Within energy programs, the budget of Fossil Energy and Carbon Management was approximately $865 million, and includes specific allocations to carbon capture, utilization, and storage and power systems. DOE's fiscal year 2025 budget is still pending final congressional action, but has been so far maintained at 2023 levels through continuing resolutions.
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
Regulatory Standards

Air Pollution Control. Under the U.S. Clean Air Act, the EPA maintains standards for the regulation of criteria pollutants and greenhouse gas emissions from existing and planned power plants to protect air quality and address climate change, respectively. Criteria air pollutants include ground level ozone, particulate matter, carbon monoxide, lead, sulfur dioxide, and nitrogen dioxide.

In addition, Sections 111(b) and (d) of the Clean Air Act require the EPA to regulate the emission of greenhouse gases from industrial sectors, including the power generation sector, which entails establishing standards based on the “best system of emission reduction” for such facilities. In May 2024, the EPA published final rules for carbon emission limits and guidelines for existing coal-fired power plants and new, modified and coal- and natural gas-fired power plants. The rules purport to reflect the best system of emissions reduction and use of technology-based improvements, including carbon capture and sequestration and low-greenhouse gas hydrogen. A coalition of 25 states, energy companies, utilities and fossil fuel industry groups immediately challenged the rules in federal court. In October 2024, the U.S. Supreme Court denied a request to stay the rule for new gas-fired and existing coal-fired power plants while the litigation continues. In early January 2025, the EPA provided notice of final action denying or partially denying two petitions for reconsideration of the rule. On January 15, 2025, several utilities sent a letter to the new EPA Administrator, urging either an administrative stay of the rule or a limited rulemaking to ease compliance deadlines while the EPA develops a broader rulemaking to rescind the requirements. Additionally, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Consequently, future implementation and enforcement of this rule remains uncertain at this time.

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
Available Information
Our website address is www.netpower.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. Information contained or connected to our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

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
Net Power has historically incurred significant losses and experienced negative cash flows since inception, including net losses of $49.2 million for the year ended December 31, 2024, $43.1 million for the period from June 8, 2023 through

December 31, 2023 (Successor), and $34.2 million for the period from January 1, 2023 through June 7, 2023 (Predecessor). We have not generated any material revenue, but we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to complete our first commercial plant deployment and begin licensing the Net Power Cycle, and we may not be able to accomplish either of these milestones on our anticipated timetable, if at all. We have not yet commercialized the Net Power Cycle and may never do so successfully, and, as a result, it is difficult for us to predict our future operating results. Our losses may be larger than anticipated, and we may not achieve profitability according to our expected timeline or at all; even if we do, we may not be able to maintain or increase profitability.
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
We, our licensees and our partners may be unable to adequately control or accurately predict the costs associated with SN1 and the development and deployment of our technology.
We will require significant capital to develop and grow our business, and we expect to incur significant expenses, including those relating to SN1, the development and commercialization of the Net Power Cycle, research and development, production, sales, maintenance and service, and building the Net Power brand. Our largest costs prior to project deployment are expected to be equipment and construction costs. Our current estimates of the costs associated with development and commercialization could prove inaccurate, and that could impact the cost of our technology, our ability to obtain adequate funding at terms acceptable to us (or at all), and our business overall. If we are unable to efficiently design, develop, commercialize, license, market, and deploy our technology in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.
We may be unable to manage our future growth effectively, and such inability could make it difficult to execute our business strategy.
If our operations grow as planned, we may need to expand our sales and marketing, research and development, and supply and manufacturing functions, and there is no guarantee that we will be able to scale the business and the sale of licenses as planned. We have relied heavily on key partnerships to date, and there is no guarantee that we will be able to maintain these relationships or find additional suitable partners in the future. As such, we may have difficulty commercializing our technology or broadening our internal capabilities.
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
The technology behind the Net Power Cycle is very complex, and, while we successfully achieved grid synchronization with our test facility, we have yet not fully validated our technology nor have we built any commercial facilities and we may face significant barriers in continuing to operate our test facility, developing and commercializing our first utility-scale plant, and developing and commercializing subsequent facilities. The Net Power Cycle has yet to be integrated with a combustion system and turbine operating coincidentally at target temperature and pressure. We are reliant on NPI to successfully deliver a turbo expander that can meet these conditions to support commercial initiatives. Furthermore, project execution risks associated with deployment of a nascent technology include supply chain management, schedule compliance, general EPC competence, commissioning, and startup tuning. If we are unable to successfully develop our technology, this would materially adversely affect our business and we may be forced to cease operations.
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
Unexpected malfunctions of the plant components may significantly affect our intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, supply chain issues, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, war, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays, and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material and adverse effect on our business, results of operations, cash flows, financial condition, or prospects.
If we, our partners or our third-party suppliers experience any delays in the development and manufacturing of turbo expanders, heat exchangers, air separation units, and other key components, our business and financial condition may be adversely impacted.
We have previously experienced, and it is possible that we may experience in the future, delays and other complications from our partners and third-party suppliers in the development and manufacturing of turbo expanders, heat exchangers, air separation units and other implementing technology required for deploying the Net Power Cycle. We have in the past faced a number of delays relating to the Net Power Cycle; for example, we had to obtain a redesigned rotor following synchronization, our recuperative heat exchanger train underwent modifications to meet welding specifications necessary for improved strength associated with nickel material portions, and we changed sealing materials compatible with the plant process chemistry for the remaining balance of the plant associated with compressors and pumps. Any disruption or delay in the development or supply of such components and technology could result in the delay or other complication in the design, manufacture, production, and delivery of our technology that could prevent us from commercializing the Net Power Cycle according to our planned timeline and scale. If delays like this recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing activities, supply of components from third parties or design and safety, we could experience issues or delays in commencing or sustaining our commercial operations.
If we encounter difficulties in scaling our production and delivery capabilities, if we fail to develop and successfully commercialize our technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, reputation, and financial condition could be materially and adversely impacted.
We, our licensees, and our partners may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are higher than anticipated, and such inability or increased costs could delay the deployment of our technology and negatively impact our business.
We, our licensees, and our partners rely on third-party suppliers for components and materials used to develop, and eventually commercialize, the Net Power Cycle. Any disruption or delay in the supply of components or materials by our key third-party suppliers or pricing volatility of such components or materials could temporarily disrupt production of our components or materials until an alternative supplier is able to supply the required material. In such circumstances, we may experience prolonged delays, which may materially and adversely affect our results of operations, financial condition, and prospects.

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
Currency fluctuations, inflation, trade barriers, extreme weather (which may be influenced by climate change), war, tariffs, pandemics, or shortages and other general economic or political conditions may limit our ability or our licensees’ ability to obtain key components or significantly increase freight charges, raw material costs and other expenses associated with our business and our licensees’ business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.
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

NPI is developing sCO2 turbo expanders for use in facilities implementing the Net Power Cycle pursuant to the Amended and Restated JDA. These turbo expanders are intended to be compatible with our existing technology, and as such, they are highly specialized and difficult to design. We expect these turbo expanders, as well as other critical technology such as our heat exchangers and air separation units, to be vital to the success of our first utility-scale plant, other future commercial-scale facilities and our licensing operations, and as such, any delay in their development or manufacture would likely adversely impact our business and financial condition.
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
•our control over NPI’s operations is limited;
•the terms of the Amended and Restated JDA may turn out to be unfavorable to us;
•provisions of the Amended and Restated JDA could give rise to disputes regarding the rights and obligations of the parties, potentially leading to termination of the agreement, delays in development or commercialization of the turbo expander, or litigation or arbitration; or
•changes in tax, legal or regulatory requirements may necessitate changes to our arrangement under the Amended and Restated JDA.
If our strategic relationship with NPI is ultimately unsuccessful or less successful than anticipated, our business, results of operations or financial condition may be materially adversely affected. Any such lack of success could also reduce our ability to secure collaboration agreements in the future or impair our relationships with other existing collaborators.
Our commercialization strategy relies heavily on our relationship with Baker Hughes, OXY, Constellation, and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate, and any such divergent interests or inability to replace could adversely impact our business and financial condition.
We are, and for a period of time will be, substantially reliant on our relationship with Baker Hughes, OXY, Constellation, and other strategic investors and strategic partners to develop and commercialize the Net Power Cycle. We are also reliant on our license agreement with 8 Rivers for the in-license of the core technology of the Net Power Cycle. Our strategic partners may have interests that diverge from our interests, and that may hinder our ability to license our technology to customers. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building power plants and complex machinery. We may also need to locate alternative sources of intellectual property rights enabling us to carry out our operations and to avoid infringing previously licensed intellectual property, and we may be unsuccessful in securing such new licenses or unsuccessful in finding suitable alternatives that would not infringe previously licensed intellectual property.
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
We intend to license the Net Power Cycle for the generation of electrical power using natural gas. Accordingly, the prices we eventually receive for our licenses will likely be tied to the prevailing market prices of natural gas. Historically, the price of natural gas has been volatile, and this volatility may continue to increase in the future. Factors that may cause volatility in the prices of natural gas include, among others, (i) changes in supply and availability of natural gas; (ii) governmental regulations; (iii) inventory levels; (iv) consumer demand; (v) price and availability of alternatives; (vi) weather conditions; (vii) negative publicity about natural gas; (viii) production or transportation techniques and methods; (ix) macro-economic environmental and political conditions; (x) transportation costs; and (xi) the price of foreign imports, including volatility due to tariffs and other trade-related disputes. We expect that natural gas prices will remain volatile for the near future because of these and other factors. High natural gas prices in isolation or relative to other energy sources are likely to adversely affect the demand for the Net Power Cycle and our potential profitability and cost effectiveness. The prices we receive for our licenses depend on numerous factors beyond our control, including, but not limited to, the following:
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
•increasing scrutiny of environmental, social and governance (“ESG”) matters; and
•the price, availability and use of alternative fuels and energy sources.
Manufacturing and transportation of key equipment may be dependent on open global supply chains. Supply chain issues could negatively impact deployment schedules.
Our customers and the projects they develop will be reliant on equipment supplied by a core group of key global suppliers, generally including, but not limited to, air separation units, heat exchangers, control systems, piping, valves, fabricated modules and rotating turbomachinery. Global supply chain disruptions have affected, and may continue to affect, both the availability and cost of raw materials, component manufacturing and deliveries. These disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business. While we expect to take steps to minimize the impact of these increased costs by working closely with our suppliers and customers, global supply chain disruption may deteriorate and such disruption compounded by increasing inflation could adversely affect our business, financial condition, results of operations and cash flows. Moreover, any material disruption in the supply chain could delay our commercialization efforts, potentially causing us to delay the launch of our first utility-scale plant and of subsequent commercial plants later than expected or to begin licensing our technology later than expected.
Suppliers of key equipment to our future customers may not be able to scale to the production levels necessary to meet the anticipated growth in demand for our technology, and such inability could negatively impact our business and financial plan.
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
The Net Power Cycle design is actively managed through design reviews, prototyping, involvement of external partners and application of industry lessons, but we could still fail to identify latent manufacturing and construction issues early enough to avoid negative effects on production, fabrication, construction or ultimate performance of our technology, licenses or plants. Where these issues arise at such later stages of deployment, plant deployment could be subject to greater costs or be significantly delayed, and such delay could materially and adversely affect our business.
Our Demonstration Plant and future facilities and operations could be damaged or otherwise adversely affected as a result of natural disasters and other catastrophic events, and such adverse effects would negatively impact our ability to develop key process equipment and technologies within our anticipated timeline and budget.
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy and, thus, could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters (including those associated with climate change, such as floods, droughts, and severe storms), fire, power shortages, civil unrest, war, pandemics, acts of terrorism, and other events beyond our control. While we maintain crisis management and disaster response plans, natural disasters, and other events could also make it difficult or impossible for us to continue operations and could decrease demand for our platform.
In addition, our test facility is located in La Porte, Texas, which is prone to natural disasters, such as severe weather, making our business particularly susceptible to natural disasters and other catastrophic events in those areas. Our test facility and future facilities could be harmed or rendered inoperable, or our other assets could be damaged or destroyed, by natural or man made disasters, including severe weather, flooding, power outages, earthquakes, and contamination, and such damage or destruction may render it difficult or impossible for us to operate our business for some period of time. The inability to operate our test facility — for even a short period of time — may harm our reputation and result in a delay in our commercialization schedule, and such reputational harm or delay would have a material adverse effect on our financial condition and operating results.
Our Demonstration Plant has not yet overcome all power loads to provide net positive power delivery to the commercial grid during its operation. If initial commercial plants using the Net Power Cycle are unable to efficiently provide a net power output to the commercial grid, it will negatively impact our business.
Our Demonstration Plant successfully generated electric power while synchronized to the grid, but it has not yet overcome all facility auxiliary power loads (pumps, compressors, etc.) to provide net positive power delivery to the commercial grid during its operation. If initial commercial power plants are unable to efficiently provide net power output to the commercial grid using the Net Power Cycle, this could harm our business, results of operation, and reputation.
We may encounter difficulty in attracting licensees prior to the deployment of an initial full-scale commercial plant. If we cannot successfully overcome the barriers to deploying a first full-scale plant, our business will be negatively impacted and could fail.
Until we have completed the deployment of our first utility-scale plant and, potentially, until we have completed deployment of one or more additional commercial plants, we may encounter difficulty attracting licensees. We expect revenues from licensing the Net Power Cycle to be vital to reaching and sustaining profitability, but until potential customers have seen a plant successfully implement the Net Power Cycle, they may decide to wait to purchase a license or forgo purchasing a license altogether. There is no guarantee that we will be able to attract any licensees in our desired price range, or at all prior to our initial deployment or that our initial deployment efforts will be timely or successful enough to attract licensees. If we cannot attract licensees and earn licensing revenue, we may experience delays in our commercial plant deployments and may otherwise suffer harm to our business, results of operations, and reputation.
We expect a consortium led by Net Power to undertake the development of our first commercial project in order to prove the commerciality of our technology. Such a deployment will require significant capital expenditures, and, depending on availability of capital, including government assistance in the form of loans or grants, could require substantial capital investment from us and our partners. If we cannot secure sufficient finding to construct our first commercial-scale plant, our business could fail.
Our ability to find third parties willing to partner with us to launch our first utility-scale plant is vital to our future success. This deployment is expected to be very expensive, require significant capital, and be time consuming. If we cannot find suitable third parties to partner with us, we may not be able to launch our first utility-scale plant. We may seek DOE LPO Title XVII project funding. In furtherance of this possibility, we have submitted a Title XVII Part I LPO application in support of such funding, and we have been invited to submit a Part II application. However, the DOE advises that an invitation to submit a Part II application is not an assurance that DOE will invite the Company into the due diligence and term sheet negotiation process, that DOE will offer a term sheet to the Company or that the terms and conditions of a loan guarantee will be consistent with terms proposed by the Company. The foregoing matters are wholly dependent on the results of the DOE’s review and evaluation of the Part II application, and determination whether to proceed. If we are unable to bring our first utility-scale plant to market, or launch other commercial plant deployments, our ability to create stockholder value will be limited, and our business could fail.
Our future growth and success depend on our ability to license to customers and their ability to secure suitable sites. We have not yet entered into a binding contract with a customer to license the Net Power Cycle, and we may not be able to do so.
The future growth of our business depends on our ability to license the Net Power Cycle and to expand our sales geographically. The Net Power Cycle has never been utilized on a full-scale commercial basis. All tests conducted to date with respect to the technology have been performed at our Demonstration Plant, and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. It will be difficult to demonstrate the value in our technology to licensees until we have deployed a successful full-scale commercial plant, as discussed under “— We may encounter difficulty in attracting licensees prior to the deployment of an initial full-scale commercial plant. If we cannot successfully overcome the barriers to deploying a first full-scale plant, our business will be negatively impacted and could fail.” We have not yet entered into a binding contract with a customer to license the Net Power Cycle, and we may not be able to do so on acceptable terms or at all. Even if we do enter into agreements with licensees, such licensees might be unable to find suitable sites for building their own power plants. If we are unable to successfully enter into agreements with a sufficient number of licensees, it may adversely impact our business and results of operations.
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
Our success depends, in significant part, on continuing to attract and retain highly qualified talent, retaining the services of our senior management team and our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including, but not limited to, engineers, manufacturing and quality assurance, finance, marketing, and sales personnel. Our senior management team has extensive experience in the energy and manufacturing industries, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team for any reason, including resignation or retirement, could impair our ability to execute our business strategy and could have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel with experience necessary to fill the applicable senior management position or positions.
Conflicts of interest may arise because several directors on the Board were designated by the Principal Legacy Net Power Holders and Sponsor.
Representatives or affiliates of OXY, Constellation, 8 Rivers, and Sponsor designated director nominees for election to the Board pursuant to the Stockholders’ Agreement. As a result of these designation rights and the resulting relationships between the Principal Legacy Net Power Holders and Sponsor and their respective director nominees on the Board, conflicts may arise in the future with the Principal Legacy Net Power Holders and Sponsor where their independent business interests are inconsistent with the Board’s and our stockholders’ interests.
Further, disagreements or disputes with the Principal Legacy Net Power Holders and Sponsor could result in litigation, resulting in an increase of expenses incurred and potentially limiting the time and effort our officers and directors are able to devote to the remaining aspects of our business, all of which could have a material adverse effect on our business, financial condition and results of operations.
Despite implementing and maintaining industry standard security measures and controls, the website, systems, and data we maintain may be subject to intentional disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.
We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms) and phishing attempts. We and our service providers could be a target of cyberattacks or other malfeasance designed to impede the performance of our software and services, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our software, platforms and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely, we and our service providers are at increased risk for security breaches. Due to the significant military action against Ukraine launched by Russia, the risk of such cyberattacks, malfeasance, security breaches, misappropriations and interruptions has increased. The conditions caused by the Russian invasion of Ukraine could also result in disruption or other security incidents for our service providers.
We have taken and are taking steps to monitor and enhance the security of our software and services, cloud platform and other relevant systems, information technology infrastructure, networks and data. Furthermore, our Board schedules periodic discussions with management regarding significant risk exposures, including risks related to data privacy and cybersecurity, and assists in taking steps to mitigate the risk of cyberattacks on us. However, these actions cannot be guaranteed to fully safeguard our software and services, our cloud platform or any systems, IT infrastructure networks or data upon which we rely. We may be targeted for cyberattacks and other security incidents. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our software and services, creating system disruptions or slowdowns and exploiting security vulnerabilities of our software and services, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost or stolen, possibly subjecting us to liability and causing us financial harm. If an actual or perceived disruption in the availability of our software and services or a breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our software and services, result in a loss of competitive advantage, have a negative impact on our reputation, result in the loss of customers, channel partners and sales and expose us to the loss or alteration of information, to litigation, to regulatory actions and investigations and to possible liability. Any such actual or perceived security breach, attack or disruption could also divert the efforts of our technical and management personnel. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents as well as the costs to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach could impair our ability to operate our business and to provide software and services to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.
An impairment in the carrying value of our goodwill or long-lived assets, principally other intangible assets and property, plant and equipment, could negatively impact our consolidated results of operations and financial condition.

As of December 31, 2024, we had $360 million of goodwill, $1.2 billion of other intangible assets, and $151 million of property, plant and equipment. We periodically assess these assets to determine if they are impaired. Goodwill represents the excess of amounts paid for acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets consist of developed technology related to the Net Power Cycle and property, plant and equipment primarily consists of our Demonstration Plant and in-progress construction of our first utility-scale plant, SN1. Other intangible assets and property plant, and equipment are evaluated for impairment when events or circumstances indicate the carrying amount may not be recoverable. Such events or circumstances that could cause us to impair goodwill, other intangible assets, or property, plant and equipment include, but are not limited to, increases in the costs to commercialize our technology, including increases in costs to construct our commercial- or utility-scale facilities, significant negative industry or economic trends, including rising interest rates, changes in our business plans, or a significant decline in our stock price or market capitalization for a sustained period of time. If certain factors arise, we may be required to record a significant charge to earnings related to the impairment of goodwill, other intangible assets, or property, plant and equipment in our consolidated financial statements. Any such charge could have a material adverse impact on our results of operations and financial condition.
Increased scrutiny and changing stakeholder expectations with respect to ESG matters may impact our business and expose us to additional risks.
In recent years, companies across all industries have faced increased scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors, and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition, and/or stock price could be materially and adversely affected.
Growing interest on the part of stakeholders regarding sustainability information and growing scrutiny of sustainability-related claims and disclosure has also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements, often referred to as “greenwashing.” Such perception or accusation could damage our reputation and result in litigation or regulatory actions. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
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
Many of our competitors have financial, managerial, technological, and other resources that are substantially greater than ours. Many of our competitors may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to compete effectively in the future will depend upon our ability to successfully conduct operations, attract qualified employees, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.
The market for power plants implementing the Net Power Cycle is not yet established, and there is limited infrastructure to efficiently transport and store carbon dioxide. If the market for power plants implementing the Net Power Cycle does not achieve the growth potential we expect or if it grows more slowly than expected, it could materially and adversely affect our business.
We expect the Net Power Cycle to be the first standalone natural gas on-demand ultra-low emissions energy solution, and, as such, the market for our technology has not yet been established. In addition, there is limited infrastructure to efficiently transport and store carbon dioxide, and such limited infrastructure may limit the deployment of the Net Power Cycle. Our estimates for the total addressable market are based on a number of internal and third-party estimates, including the number of potential customers that have expressed interest in licensing our technology, assumed prices and production costs for our plants, our ability to leverage our current logistical and operational processes and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our plants, as well as the expected growth rate for the total addressable market for our plants, may prove to be incorrect, which could materially and adversely affect our business.
The cost of electricity generated from the Net Power Cycle may not be cost competitive with other electricity generation sources in some markets, and such lack of competitiveness could materially and adversely affect our business.
While our modeling suggests that a fully decarbonized power grid, which is what our technology is designed to provide, is expected to result in lower electricity prices as compared to a grid solely based on variable renewable energy, like wind and solar, there can be no guarantee that such modeling is accurate or that our technology will actually result in lower prices of this magnitude or at all, and a fully renewable grid is not, in any event, currently cost-competitive with prevailing electric supply in many regions of the U.S. To that end, some electricity markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and we may not be able to compete in these markets unless the benefits of the Net Power Cycle are sufficiently valued in the market. Given the relatively lower electricity prices in the U.S. when compared to many international markets, the risk may be greater with respect to business in the U.S. Moreover, historically very low or negative market prices are the result of surplus generation that cannot be curtailed and are transitory. These low prices do not reflect a price to beat for our technology.
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
Regulatory risk factors associated with our business include:
•our ability to obtain applicable permits, approvals, licenses or certifications from regulatory agencies;
•our ability to obtain regulatory approval for a site boundary emergency planning zone defined in such a fashion as will benefit the majority of U.S.-based customers;
•regulatory delays, delays imposed as a result of regulatory inspections and changing regulatory requirements may cause a delay in our ability to fulfill our orders or may cause planned plants to not be completed at all, many of which may be out of our control, including changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule plant construction, any of which could have an adverse impact on our business and financial condition;
•regulatory, availability and other challenges may delay our progress in establishing the number of plant sites we require for our targeted build rate, and such challenges could have an adverse effect on our ability to grow our business; and
•challenges as a result of regulatory processes or our inability to secure the necessary permissions to establish plant sites could delay our ability to achieve commercial operations and could adversely affect our business.
Any of these risk factors could have a material adverse effect on our business.
Our customers must obtain regulatory approvals and permits before they construct power plants using our technology, and approvals may be denied or delayed.
The lead time to build a natural gas power facility is long and requires site licensing and approvals from applicable regulatory agencies before a plant can be constructed. The regulatory framework to obtain approvals is complex and varies from market to market, and regulators’ lack of familiarity with our technology may prolong this process, alongside any potential objections or adverse public reaction to the construction of a natural gas power plant. Any delays or inabilities to secure necessary permits experienced by our customers in siting a power plant using our products and services could materially and adversely affect our business.
Unfavorable changes in laws, regulations and policies in foreign countries in which we seek to license our technology, failures to secure timely government authorizations under laws and regulations or our failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.
Compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these laws and regulations could have adverse effects on our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or by U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and third-party service providers will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or third-party service providers could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services and could have an adverse effect on our business, financial condition, and results of operations.
Changes in laws and regulations and electric market rules and protocols regarding the requirements for interconnection to the electric transmission grid and the commercial operation of our customers’ power generation projects could affect the cost, timing, and economic results of conducting our operations.
Our customers’ operations will be subject to governmental and electric grid regulations in virtually all aspects of our operations, including the amount and timing of electricity generation, the performance of scheduled maintenance and compliance with power grid control and dispatch directives as well as environmental protection regulations. There can be no assurance that these regulations will not change in the future in a manner that could adversely affect our business.

We and our potential licensees may encounter substantial delays in the design, manufacture, regulatory approval and launch of power plants, and that could prevent us and our licensees from commercializing and deploying our technology on a timely basis, if at all.
Any delay in the design, manufacture, regulatory approval and launch of power plants or related technology could adversely affect our business because it could delay our ability to generate revenue and could adversely affect the development of customer relationships. Additionally, we may encounter delays in obtaining the necessary regulatory approvals or delays in commercializing our technology, including delays in entering into agreements for the supply of component parts and manufacturing tools and supplies. Delays in the launching of our technology would materially and adversely affect our business, prospects, financial condition, and operating results.
Our partners and customers are subject to environmental, health, and safety laws and to regulations including, if applicable, remediation matters that could adversely affect our business, results of operation and reputation.
The operations and properties of our anticipated partners and customers are subject to a variety of federal, state, local, and foreign environmental, health and safety laws, and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. Although our business model is primarily focused on licensing our technology, we must design the technology so that it complies with such laws and regulations. Compliance with environmental requirements could require our customers to incur significant expenditures or could result in significant restrictions on their operations. The failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring our customers to conduct or to fund remedial or corrective measures, to install pollution control equipment or to perform other actions. More vigorous enforcement by regulatory agencies, future enactment of more stringent laws, regulations or permit requirements, including those relating to climate change, or other unanticipated events may arise in the future and may adversely impact the market for our products, and such unanticipated events could materially and adversely affect our business, financial condition and results of operations.
Transition risks related to climate change, including negative shifts in investor, regulator, and broader public sentiment with respect to fossil fuels, could have a material and adverse effects on us.
Increasing attention from governmental and regulatory bodies, investors, consumers, industry, and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies, and initiatives (at the government, regulator, corporate, and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions, measures and responsible energy development; technological advances with respect to the generation, transmission, storage, and consumption of energy (including advances in wind, solar, and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other hydrocarbons (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, products that enable lower emissions (such as carbon capture technology). While we believe that natural gas, and particularly natural gas used to produce ultra-low emissions energy using our technology, is an integral part of the global energy transition, these developments may in the future adversely affect the business our customers and the demand for our product while supporting the development of competing technologies and energy sources. We may not be able to respond to competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition, or results of operations could be materially and adversely affected. See also “— We may be subject to new, stricter measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions that could require radical changes to development models” for a discussion of how climate change-related regulations and policies may have adverse affects on our business.
Our future prospects are also dependent upon a certain level of public support for natural gas. There is still substantial opposition to natural gas due to its association with greenhouse gas emissions as well as other factors such as hydraulic fracturing (“fracking”), its non-renewability, and its reliance on high energy and water inputs. There is a significant coalition of people advocating against the use of natural gas for power generation and instead advocating for nuclear energy or renewable energy sources such as solar and wind energy. There is no guarantee that the existence or adoption of the Net Power Cycle will be able to positively influence public sentiment toward gas-fired electricity generation. Any adverse public reaction to our business or the business of our customers or business partners, including any high-profile incident involving fracking, could directly affect our customers and could ultimately affect our business. Adverse public reaction could lead to fewer customers, damage to our reputation, and increased regulatory, legislative, and judicial scrutiny, which may in turn lead to increased regulation or outright prohibition of aspects of our operations, limitations on the activities of our customers or other constituents within our value chain, more onerous operating requirements or other conditions that could have a material adverse impact on our customers’ and on our business.
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
Restrictions on the ability to procure natural gas, including its production and delivery, and the ability to construct carbon sequestration facilities, could adversely impact our business.
Some states and certain municipalities have regulated or are considering regulating natural gas and carbon sequestration activities, and such regulations could impact certain of our operations. While we do not believe that these regulations and contemplated actions have impacted our activities to date, there can be no assurance that these actions, if taken on a wider scale, would not adversely impact our customers’ ability to commercialize our plants in affected areas which, in turn, could impair our ability to generate revenue.
We may be subject to new, stricter measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions that could require radical changes to development models and adversely affect our business, reputation, and operations.
Global climate change creates new challenges for the energy industry and its regulators. The United Nations and several countries have adopted, or are evaluating the adoption of, new measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions in the atmosphere, such as taxes on carbon, raising efficiency standards or adopting cap and trade regimes. See “Government Regulations” in Part I, Item 1. Business for further discussion of the laws and regulations related to greenhouse gases and climate change. Certain mitigation actions could require radical changes to development models, such as the transition from the use of conventional energy sources to the use of renewable or low carbon energy sources that reduce environmental pollution, contribute to sustainable development and help avoid global warming. While we believe that electricity produced using natural gas through our Net Power Cycle will be an integral part of the global energy transition and help customers remain resilient to or excel under climate-related regulatory and policy pressures, we cannot rule out the possibility that the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases (including carbon pricing schemes), or the adoption and implementation of regulations that require reporting of greenhouse gas emissions or other climate-related information, could adversely affect our business, including by requiring us or our customers to incur increased operating costs, inhibiting gas-fired electricity generation or otherwise restricting our ability to execute on our business strategy, reducing our access to financial markets, or creating greater potential for governmental investigations or litigation. Any such legislation or regulatory programs could also increase the cost of consuming electricity generated through gas combustion, and thereby ultimately adversely affect demand for our product. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gas emissions could have an adverse effect on our business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could have an adverse impact on the demand for our products.
We cannot assure you that future regulations or measures adopted by the U.S. government or foreign governments will not have an adverse effect on our business and our results of operations.
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
Any potential changes or reductions in available government incentives promoting projects that reduce greenhouse gas emissions, such as the Inflation Reduction Act of 2022’s financial assistance program funding installation of zero-emission technology, may adversely affect our ability to grow our business.
In August 2022, President Biden signed the IRA into law. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing and production. The economics for carbon sequestration will benefit from raising the carbon capture tax credit from $50 per metric ton to $85 per metric ton. The credit will be “direct pay,” meaning it would be a refundable credit, for the first five years, starting with the year a “qualified facility” is placed in service, but not beyond December 31, 2032. In addition, the law lowers the threshold for eligibility as a “qualified facility” to include any CCUS facility placed on an electric generating facility that captures 18,750 tons of carbon annually and has a capture rate of at least 75%, as measured by an applicable electric generating unit’s baseline carbon oxide production. We believe that a project utilizing the Net Power Cycle can meet the criteria for a “qualified facility” under this definition, and, as such, we intend to apply for tax credits under Section 45Q of the Code.
We view the enactment of the IRA as favorable for our development and commercialization efforts. However, we are continuing to evaluate the overall impact and applicability of the IRA to our development and commercialization efforts. It is unclear how this legislation will be implemented by the U.S. Department of Treasury and what, if any, impact it will have on our tax rate. Additionally, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the IRA, and the IRA may be subject to amendment or repeal through Congressional budget reconciliation. If the IRA or any current or future similar legislation is amended or repealed, or if it is interpreted by courts or implemented by regulatory agencies differently than we expect, then this could adversely affect our anticipated timelines, projected financials and ability to grow our business.
We may not be able to utilize any future federal income tax credits.
Our first utility-scale project is currently in the development stage, and historically we have not generated revenue. Consequently, as of December 31, 2024, our deferred tax assets include federal income tax net operating losses. If we are unable to monetize federal income tax credits generated under Section 45Q or any successor provision, either by transferring these credits or electing to receive a direct payment equal to their value, we would need to offset these credits against our taxable income. However, there is no guarantee that we will successfully transfer these tax credits, generate taxable income, or otherwise monetize the value of these federal income tax credits.
Risks Related to Intellectual Property
We are developing Net Power-owned intellectual property, but we rely heavily on the intellectual property we have in-licensed and that is core to the Net Power Cycle. The ability to protect these patents, patent applications, and other proprietary rights may be challenged by our inability or failure to obtain, maintain, protect, defend, and enforce, exposing us to possible material adverse impacts on our business, competitive position, and operating results.
Our discovery and development technology platforms are built, in part, around intellectual property rights in-licensed from our partners, including our license from 8 Rivers that is core to the Net Power Cycle and the Amended and Restated JDA. Under our existing agreements, we are subject to various obligations, which may include diligence obligations with respect to development and commercialization activities, and payment obligations upon achievement of certain milestones. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these agreements, we may be liable to pay damages and our counterparties may have a right to terminate the applicable license. The termination of any license agreement with one of our partners, including 8 Rivers, could adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our discovery and development efforts, our ability to enter into future collaboration, licensing, and/or marketing agreements for one or more of our technologies and our ability to commercialize the affected technology. Furthermore, disagreements under any of these license agreements may arise, including those related to:
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
Additionally, the intellectual property we have in-licensed from 8 Rivers could be susceptible to third-party challenges of 8 River’s retained rights. Pursuant to our license agreement and a related excluded field agreement, we have exclusive rights to the Net Power Cycle for the generation of electricity using CO2 as the primary working fluid utilizing any carbonaceous gas fuel other than those derived from certain solid fuel sources. 8 Rivers retains the rights of use to the Net Power Cycle for the generation of electricity using CO2 as the primary working fluid utilizing any carbonaceous gas derived directly or indirectly from such solid fuel sources, and if any third party challenges such use, such challenges could tangentially impact our use of the in-licensed technology.
We may lose our rights to some or all of the core intellectual property that is in-licensed by way of either the licensor not paying renewal fees or maintenance fees, or by way of third parties challenging the validity of the intellectual property, thereby resulting in competitors easily entering into the same market and decreasing the revenue that we may receive from our customers, and this may adversely affect our ability to develop, market, and license our technology.
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
We, our partners, our licensees and our critical equipment suppliers may need to defend against intellectual property infringement claims, which may negatively impact market demand for our process licenses. Further, defending against intellectual property claims can be time consuming and expensive, and such defense may divert our resources away from our business efforts, regardless of the outcome of these claims.
Third parties may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to manufacture, develop or sell our products, and that could make it more difficult for us to operate our business and generate revenue. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing on their proprietary rights and/or seeking court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to our technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following: cease licensing, selling, incorporating or using products that incorporate the challenged intellectual property; pay substantial damages; obtain a license from the holder of the infringed intellectual property right that may not be available on reasonable terms or at all; or redesign our plant technology. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results, and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.
Third parties may successfully challenge or invalidate our rights or ability to use in-licensed intellectual property that is core to the Net Power Cycle.
Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property that we may own. To counter such infringement, misappropriation or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and can divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their patents, trademarks, copyrights or other intellectual property. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or we may become involved in derivation, revocation, reexamination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate or render unenforceable our potential future owned patents or licensed patent rights, allow third parties to commercialize the Net Power Cycle or related technologies and compete directly with us without payment to us, or such adverse determination could result in our inability to manufacture or commercialize products without infringing third-party patent rights. In a patent infringement proceeding, there is a risk that a court will decide that a patent we in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our in-licensed patents could limit our ability to assert our in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish the Net Power Cycle or related technologies, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
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
Despite actively monitoring for potential third-party infringement, misappropriation, dilution or other violations of our intellectual property rights, there could be activities that could diminish the value of our services, brands, or goodwill and that cause a decline in our revenue.
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
Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain, and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our patent applications may not result in issued patents and our patent rights may be contested, circumvented, invalidated, or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with commercialization of our technology.
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
We currently rely, and intend to rely in the future, on trade secrets, know-how, and technology that are not protected by patents to maintain our competitive position. We may not be able to protect our trade secrets, know-how, and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants, and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how, and other internally developed information. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable.
We rely, in part, on non-disclosure, confidentiality, and assignment-of-invention agreements with our employees, independent contractors, consultants, and companies with which we conduct business to protect our internally developed information. These agreements may not be self-executing or they may be breached, and we may not have adequate remedies for such breach. These agreements may be found by a court to be unenforceable or invalid. We may fail to enforce our agreements in court if we are compelled to present them as evidence but are unable to locate and provide copies. Moreover, when employees with knowledge of our trade secrets and confidential information leave us and join new employers, it may be difficult or impossible for us to detect or prove misappropriation of our confidential information and trade secrets by the former employee and/or the former employee’s new employer. In addition, others may independently discover trade secrets and proprietary information, and, in such cases, we could not assert any trade secret rights against such party.
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
Patent, trademark and trade secret laws are geographical in scope and vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. Further, even if we engaged local counsel in key foreign jurisdictions, policing the unauthorized use of its intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S., and efforts to protect against the infringement, misappropriation, or unauthorized use of our intellectual property rights, technology, and other proprietary rights may be difficult and costly outside of the U.S. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain, and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our patent rights, trade secrets and other intellectual property rights.

We, our partners or our licensees may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, and such failure to identify or correctly interpret the patent may adversely affect our ability to develop, market, and license our technology.
We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents, are complete or thorough nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our technology in any jurisdiction.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, and such incorrect interpretation may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents upon which our technology may infringe. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, and such incorrect determination may negatively impact our ability to develop and market our technology. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.
The information technology systems and data that we maintain may be subject to intentional or inadvertent disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
We rely on information technology systems in order to conduct business, including communicating with employees and our facilities, ordering and managing materials from suppliers, and analyzing and reporting results of operations as well as for storing sensitive, personal, and other confidential information. While we have taken steps to ensure the security of our information technology systems, our security measures or those of our third-party vendors may not be effective and our or our third-party vendors’ systems may nevertheless be vulnerable to computer viruses, security breaches, and other disruptions from unauthorized users. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, and such impaired ability to communicate may adversely impact our business.
Additionally, the techniques used to obtain unauthorized, improper or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative or remedial measures. Any operational failure or breach of security from these increasingly sophisticated cyberthreats could lead to the loss or disclosure of both our and our retail customers’ financial, product, and other confidential information, lead to the loss or disclosure of personally identifiable information about our employees or customers, result in negative publicity and expensive and time-consuming regulatory or other legal proceedings, damage our relationships with our customers and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents and in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyberattacks on, or other security incidents affecting, our third-party vendors may adversely affect our business, even if an attack or breach does not directly impact our systems.
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
OpCo Unitholders may exchange their OpCo Units for shares of Class A Common Stock or, upon the election of Net Power Inc., cash pursuant to the OpCo LLC Agreement, subject to certain conditions and transfer restrictions as set forth therein. These exchanges are expected to result in increases in Net Power Inc.’s allocable share of the tax basis of the tangible and intangible assets of OpCo, and such share may increase (for income tax purposes) depreciation and amortization deductions to which Net Power Inc. is entitled.
In connection with the Business Combination, Net Power Inc. entered into the Tax Receivable Agreement, which generally provides for the payment by Net Power Inc. of 75% of certain tax benefits, if any, that Net Power Inc. realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and for the payment of certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of Net Power Inc. and not of OpCo. The actual increase in Net Power Inc.’s allocable share of OpCo’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the recognition of Net Power Inc.’s income. While many of the factors that will determine the amount of payments that Net Power Inc. will make under the Tax Receivable Agreement are outside of its control, Net Power Inc. expects that the payments it will make under the Tax Receivable Agreement may be substantial and could have a material adverse effect on Net Power Inc.’s financial condition and liquidity. To the extent that Net Power Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and would therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, Net Power Inc.’s future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits Net Power Inc. realizes or may be accelerated.
Payments under the Tax Receivable Agreement are based on the tax reporting positions of Net Power Inc., and the IRS or another taxing authority may challenge, which a court may sustain, all or any part of the tax basis increases, as well as other tax positions that we take. In the event that any tax benefits that we initially claim are disallowed as a result of such a challenge, we would not be reimbursed for any excess payments that may previously have been made under the Tax Receivable Agreement. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. A challenge to any tax benefits claimed by us may not arise for a number of years following the time payments are made in respect of such benefits or, even if challenged soon thereafter, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement, possibly resulting in insufficient future cash payments against which to net such excess. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, and such excess payment could materially impact our cash flows and financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of Net Power occur (as described in the Tax Receivable Agreement), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the Tax Receivable Agreement by our final payment date, which non-payment continues until 30 days following receipt by us of written notice thereof, or (iv) the Tax Receivable Agreement is rejected in a case commenced under bankruptcy laws (in which case no written notice of acceleration is required), our obligations under the Tax Receivable Agreement will accelerate and we will be required to make a lump-sum cash payment to the applicable parties to the Tax Receivable Agreement equal to the present deemed value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, and such lump-sum payment would be based on certain assumptions that may materially overstate such present value, including those relating to our future taxable income. The lump-sum payment could be substantial and could materially exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use the potential tax benefits in future years.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize.
Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.
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
Net Power Inc. is a holding company with no material assets other than its ownership interest in OpCo. As a result, Net Power Inc. has no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends (if any such dividend were to be paid) will depend on the financial results and cash flows of OpCo and its subsidiaries and on the distributions it receives from OpCo. Deterioration in the financial condition, earnings or cash flow of OpCo and its subsidiaries for any reason could limit or impair OpCo’s ability to pay such distributions. Additionally, to the extent that Net Power Inc. needs funds and OpCo and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or OpCo is otherwise unable to provide such funds, it could materially adversely affect Net Power Inc.’s liquidity and financial condition. OpCo is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of OpCo (with certain exceptions) exceed the fair value of its assets. OpCo's subsidiaries are generally subject to similar legal limitations on their ability to make distributions to OpCo.
OpCo is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of OpCo Units. Accordingly, Net Power Inc. will be required to pay income taxes on its allocable share of any net taxable income of OpCo. Under the terms of the OpCo LLC Agreement, OpCo is obligated to make tax distributions to OpCo Unitholders (including Net Power Inc.), calculated at certain assumed tax rates. In addition to income taxes, Net Power Inc. also incurs expenses related to its operations, including payment obligations under the Tax Receivable Agreement, which could be significant, and some of which will be reimbursed by OpCo (excluding payment obligations under the Tax Receivable Agreement). Net Power Inc. intends to cause OpCo to make ordinary distributions on a pro rata basis and to make tax distributions to OpCo Unitholders in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by Net Power Inc. However, OpCo’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of OpCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in OpCo’s debt agreements or any applicable law or that would have the effect of rendering OpCo insolvent. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and may therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
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
Concentration of ownership among the Principal Legacy Net Power Holders may prevent new investors from influencing significant corporate decisions. The Principal Legacy Net Power Holders, if they were to act together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. For further information, please see “— Risks Related to our Business and Industry — Conflicts of interest may arise because several directors on the Board were designated by the Principal Legacy Net Power Holders and Sponsor.” Moreover, some of these entities may have interests different than other stockholders. For example, because many of these stockholders have held their shares for a long period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
We are an “emerging growth company” and a “smaller reporting company” and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with certain other public companies.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or requiring a supplement to the auditor’s report on financial statements, we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, and such inability may adversely affect investor confidence in our company.

Since the Closing, management has worked to implement controls and procedures required by the increased regulatory compliance and reporting requirements that are applicable to a public company, including the hiring of additional accounting and internal audit resources. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If we identify any material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of the Class A Common Stock could be materially adversely affected.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, and such provision could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees.
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
There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable and if a court were to find the exclusive forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, and such costs could materially adversely affect our business.
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
If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
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
Delaware law and our governing documents contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Board and, therefore, could depress the trading price of the Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board. Among other things, our governing documents include provisions regarding:
•the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval because such ability could be used to significantly dilute the ownership of a hostile acquirer;
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
•the ability of the Board to amend our Bylaws, possibly allowing the Board to take additional actions to prevent an unsolicited takeover and to inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, possibly precluding stockholders from bringing matters before annual or special meetings of stockholders, delaying changes in the Board and discouraging or deterring a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or to otherwise attempt to obtain control of the Company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or in its management.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We regularly assess cybersecurity risks to our systems, applications, and infrastructure; have established capabilities and corresponding processes to monitor our information systems for potential vulnerabilities and threats; and implement controls pursuant to our cybersecurity policies, processes, and practices. To protect our information systems from cybersecurity threats, we use various security tools and services that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. In addition, we have a dedicated security operations center that performs 24x7 threat monitoring of our systems and environment. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.
Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, have the potential to materially affect our operations and, therefore, our results of operations and/or financial condition.
For more information about these risks, refer to the risk factor captioned “Despite implementing and maintaining industry standard security measures and controls, the website, systems, and data we maintain may be subject to intentional disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.” in Part I, Item 1A. “Risk Factors.”.

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

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and risks incidents. The Company’s Chief Information Officer is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The current Chief Information Officer and his team have over 40 years of experience in information security and possess the requisite education, skills, experience, and industry certifications expected of individuals assigned to these duties. The Chief Information Officer provides regular updates on our cybersecurity risk profile to the Audit Committee of our Board.

Item 2. Properties
Our corporate offices are in Durham, North Carolina, where we lease approximately 12,000 square feet under a lease that expires in December 2028, and in Houston, Texas, where we lease approximately 9,800 square foot under a lease that commenced in July 2024. The Houston office lease has an initial lease term of 68 months with an option to extend the term for an additional five years. Most of the facilities are used for our research and development and corporate operations.

Our Demonstration Plant is in La Porte, Texas, where we lease approximately 218,900 square feet of land from Air Liquide under a lease that expires on the earlier of (i) January 31, 2031 and (ii) the termination of our oxygen supply agreement with Air Liquide, pursuant to which Air Liquide supplies oxygen for our use at the Demonstration Plant. The term of the oxygen supply agreement is perpetual but may be terminated by us or by Air Liquide upon 30 days’ written notice.
We believe these facilities are adequate to meet our current needs. However, in order to accommodate anticipated growth, we may need to seek additional facilities.

Item 3. Legal Proceedings
None.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A Common Stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “NPWR” since the closing of the Business Combination. Prior to the Business Combination, Class A shares of RONI traded on the NYSE under the symbol “RONI.” There is no established public trading market for our Class B Common Stock.
Holders of Common Stock
At March 6, 2025 we had 50 stockholders of record of common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.
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
On November 20, 2024, we issued 1,030,154 shares of Class B Common stock and OpCo issued 1,030,154 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the third quarter of 2024. See “Partnerships — License Agreement and Joint Development Agreement with Baker Hughes” in Part I, Item 1 “Business” for information regarding the Amended and Restated JDA. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the year ended December 31, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions. This section should be read in conjunction with Part I of this Annual Report on Form 10-K, the consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K and the section titled “Cautionary Note Regarding Forward-Looking Statements” included in the forepart in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this section to “Net Power,” “we,” “us,” or “our” and the “Company” refer to the business of Net Power Inc. and its subsidiaries. Additional terms used herein are defined in the section entitled “Certain Defined Terms” and elsewhere in this Report.

Overview

We are a clean energy technology company that has developed a unique power generation system (the “Net Power Cycle”) that can produce clean, reliable, and affordable electricity from natural gas while capturing virtually all atmospheric emissions. The Net Power Cycle is designed to inherently capture CO2 and eliminate air pollutants such as SOX, NOX, and particulates.

The Business Combination

On December 13, 2022, Net Power, LLC entered into the Business Combination Agreement with RONI, RONI OpCo, Buyer, and Merger Sub. Pursuant to the Business Combination Agreement, Merger Sub merged with and into Net Power, LLC with Net Power, LLC surviving the merger as a wholly owned subsidiary of Buyer. Upon the consummation of the Business Combination on June 8, 2023, RONI was renamed Net Power Inc. Following the Closing, Net Power Inc. is considered an umbrella partnership, C corporation or “Up-C” structure, whereby all of the equity interests in Net Power, LLC are held by OpCo, and Net Power Inc.’s only assets are its equity interests in OpCo.

OpCo is considered a variable interest entity with Net Power Inc. serving as its primary beneficiary. Net Power Inc. was determined to be the primary beneficiary of Net Power, LLC because it is the sole managing member of OpCo with the power to control the most significant activities of Net Power, LLC, while also having an economic interest that provides it with the ability to participate significantly in Net Power, LLC’s benefits and losses. As a result, Net Power, LLC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination represents an acquisition of a business and Net Power, LLC’s identifiable assets acquired, liabilities assumed, and any non-controlling interests were measured at their estimated fair value on the acquisition date.

As a result of the Business Combination, the Company’s financial statement presentation distinguishes Net Power, LLC as the “Predecessor” through June 7, 2023 (the “Predecessor Period”) and Net Power Inc. as the “Successor” for periods after the Closing Date (the “Successor Period”). Revenue and earnings after the date of the Business Combination are shown in the Successor Period on the consolidated statements of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.

Key Factors Affecting Our Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, cost over-runs in the testing and operation of the Demonstration Plant and future utility-scale plants, technical problems with the Net Power Cycle, that could impact performance, potential supply chain issues, and development of competing clean-energy technology sooner or at a lesser cost than the Net Power Cycle. Supply chain issues related to the manufacturing and transportation of key equipment may lead to a delay in our commercialization efforts, which could impact our results of operations.

Commencing Commercial Operations

Over the next several years, Net Power plans to conduct additional research and equipment validation testing campaigns at its Demonstration Plant. Additionally, Net Power began purchasing initial long-lead materials for SN1 in 2024 with the intention of locating SN1 in the Permian Basin of West Texas (“Project Permian”). However, after completing the FEED process in December 2024, the initial cost estimates were higher than originally anticipated, In response, during the first quarter of 2025, Net Power commenced a post-FEED optimization and value engineering process. In March 2025, the

Company suspended further long lead equipment releases but value engineering and certain development work remains in progress. Provided we are successful in our value engineering process, the project would come online no earlier than 2029. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.

Major remaining development activities relating to completing construction of our first utility-scale plant are similar to the activities we previously undertook to design, build, and commission the Demonstration Plant. These activities include: finalizing all permitting, supply and off-take contracts, and obtaining the financing required to achieve FID, initiating the EPC process, and constructing and commissioning the facility.

Key Components of Results of Operations

We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations

Results of Operations
Comparison of the Year Ended December 31, 2024 (Successor) to the Periods From January 1, 2023 Through June 7, 2023 (Predecessor) and June 8, 2023 Through December 31, 2023 (Successor)
The following table sets forth our condensed results of operations data for the periods presented:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Revenue	$250	$—	$175
Cost of revenue	31	—	3
Gross profit	219	—	172
Operating expenses
General and administrative	30,267	41,344	12,861
Sales and marketing	3,865	1,791	869
Research and development	63,853	25,722	14,311
Project development	1,932	625	479
Option settlement - related party	—	79,054	—
Depreciation, amortization, and accretion	81,623	44,974	5,802
Total operating expenses	181,540	193,510	34,322
Operating loss	(181,321)	(193,510)	(34,150)
Other income (expense)
Interest income (expense)	31,389	19,473	(30)
Change in Earnout Shares liability and Warrant liability	(25,656)	26,515	—
Other income (expense)	364	(1)	4
Net other income	6,097	45,987	(26)
Net loss before income tax	(175,224)	(147,523)	(34,176)
Income tax benefit	10,580	5,707	—
Net loss after income tax	(164,644)	(141,816)	(34,176)
Net loss attributable to non-controlling interests	(115,453)	(98,760)	—
Net loss attributable to Net Power Inc.	$(49,191)	$(43,056)	$(34,176)

Revenue
We have generated small amounts of revenue through various contracts with potential future license customers for access to testing results, other data and feasibility studies. We have also generated revenue for conducting syngas testing at our Demonstration Plant. Revenue increased by $75 thousand, or 43%, for the year ended December 31, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor).

General and administrative
General and administrative expenses decreased by $23.9 million, or 44%, for the year ended December 31, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). This decrease was primarily due to $16.6 million in costs related to the Business Combination along with additional one-time professional service fees as a result of becoming a public company as these costs did not recur in 2024. This decrease was partially offset by an increase in corporate headcount.

Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $1.2 million, or 45%, for the year ended December 31, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). This increase was primarily attributable to increased headcount and engagement of external consultants to support increased marketing activities.

Research and development
Research and development (“R&D”) expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $23.8 million, or 60%, for the year ended December 31, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). This increase was primarily due to the timing of development activities under the BHES JDA and increased activity at the Demonstration Plant due to the commencement of testing campaign in the fourth quarter of 2024.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $0.8 million, or 75%, for the year ended December 31, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). This increase was due to increased headcount related to the development of a utility-scale facility and costs related to future projects.

Option settlement - related party
Option settlement expense of $79.1 million for the period from June 8, 2023 through December 31, 2023 (Successor) was related to a one-time cost for settlement of an option agreement in connection with the close of the Business Combination.

Depreciation, amortization, and accretion
Our depreciation, amortization, and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization, and accretion expense increased by $30.8 million, or 61%, for the year ended December 31, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). As a result of the Business Combination, we adjusted the value of acquired assets to fair value, which resulted in a significant increase in intangible assets for internally developed technology and the Demonstration Plant. These increases resulted in an increase in related amortization and depreciation expense in the Successor Period.

Interest income (expense)
Interest income (expense) increased by $11.9 million, or 61%, for the year ended December 31, 2024 (Successor), as compared to amounts for the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). Interest income increased due to a higher average cash balance in the Successor Period as a result of the Business Combination which was deployed into fixed income securities and interest-bearing short-term investments. The higher cash and investment balances were outstanding for a longer period during the year ended December 31, 2024 (Successor) as compared to prior periods.

Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability was $52.2 million, for the year ended December 31, 2024 (Successor), as compared to the period from June 8, 2023 through December 31, 2023 (Successor). This decrease is primarily due to the change in the fair value of the Private Placement Warrants and Public Warrants, which was driven by changes in our stock price. Our stock price decreased from $13.12 per share at June 8, 2023 to $10.10 per share at December 31, 2023, and then increased to $10.59 per share at December 31, 2024. The valuations were also impacted by increasing volatility assumptions. These changes were partially offset by fewer Earnout Shares outstanding during 2024 as the first two tranches were earned in 2023.

Income tax benefit
Our income tax benefit increased by $4.9 million for the year ended December 31, 2024 (Successor), as compared to amounts for the period from June 8, 2023 through December 31, 2023 (Successor). The increase in the income tax benefit is due to a higher net loss, a higher research and development tax credit in 2024 and finalizing deferred taxes as of the Closing Date of the Business Combination during the year ended December 31, 2024 (Successor). There was no tax provision for the period from January 1, 2023 through June 7, 2023 (Predecessor) as the entity was considered a pass-through entity for tax purposes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and investments on hand, which are short-term in duration and highly liquid. Historically, our sources of liquidity have also included raising additional capital through the sale of ownership interests. We will need to raise additional capital to fund our first utility-scale project, which may include project-level debt and equity securities as well as corporate-level equity securities. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of our technology, general and administrative costs, and expenditures to purchase long-lead items related to our first commercial scale facility.

The following table summarizes our liquidity position as of the dates indicated:

	December 31,
$ in thousands	2024	2023
Cash and cash equivalents	$329,230	$536,927
Available-for-sale investments[1]	100,972	—
Short-term investments	100,000	100,000
Total liquidity	$530,202	$636,927
___________
(1) $22.6 million of these investments are classified as long-term on our consolidated balance sheet.

As of December 31, 2024, we had short-term investments totaling $100 million, which was comprised of a single three-month certificate of deposit custodied by a domestic banking institution. Additionally, our current liabilities were $17.9 million and $12.0 million at December 31, 2024 and December 31, 2023, respectively. The decrease in our liquidity position is primarily a result of cash used to prepare the Demonstration Facility for the testing campaign that commenced in the fourth quarter 2024, progress on our first commercial-scale facility as we continued FEED and released long-lead items, R&D expenses, and general corporate expenses.
We believe we have the ability to manage our operating costs, including R&D expenses, such that our existing cash, cash equivalents and short-term investments will be sufficient to fund our obligations for the next 12 months following the filing of this Annual Report on Form 10-K. We believe that our current sources of liquidity on hand should be sufficient to fund our general corporate operating expenses as we work to commercialize our technology, but certain costs are not reasonably estimable at this time and will likely require additional funding. More specifically, we will likely require additional funding in order to successfully construct our first utility-scale plant and to originate additional Net Power plant opportunities.

Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Net cash used in operating activities	$(31,649)	$(38,379)	$(10,623)
Net cash used in investing activities	$(168,673)	$(101,269)	$(2,431)
Net cash (used in) provided by financing activities	$(4,929)	$319,556	$15,836

Operating Activities
Cash used in operating activities decreased by $17.4 million for the year ended December 31, 2024 compared to the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D and general and administrative activities. In 2023, we experienced an increase in costs associated with achieving and maintaining our public company status. Excluding the one-time costs associated with becoming a public company, our operating expenses have been increasing over time due to growing headcount and advancing our technology towards commercialization. As we continue to add employees and further advance our technology towards commercialization, we expect our cash used in operating and investing activities to continue to increase before we start to generate any material cash inflows from our operations.

Investing Activities
During the year ended December 31, 2024, net cash used in investing activities decreased by $65.0 million compared to the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). Our cash used in investing activities for the year ended December 31, 2024 primarily reflects the investment of a portion of the proceeds received from the PIPE financing in investment grade fixed income securities and capital expenditures related to our Demonstration Plant and long-lead items for our first utility scale plant.

Financing Activities
Our cash from financing activities decreased by $340 million for the year ended December 31, 2024 compared to the combined periods from January 1, 2023 through June 7, 2023 (Predecessor) and June 8, 2023 through December 31, 2023 (Successor). The decrease was driven by proceeds from the PIPE Financing, less transaction expenses and shareholder redemptions during 2023. In addition, during the fourth quarter of 2024, the Company made a tax-related partnership distribution of $4.8 million.

Commitments and Contractual Obligations

Asset Retirement Obligation
We hold a lease for the approximately 218,900 square feet of land under the Demonstration Plant from Air Liquide at a rate of one dollar per year. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the Demonstration Plant. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $3.3 million and $2.1 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company made a $996 thousand revision to the estimate related to this asset retirement obligation.

Leases
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The lease for the Company’s corporate office space in Houston, Texas commenced July 11, 2024. The Company also executed a land lease agreement with a subsidiary of Occidental Petroleum, a related party, on March 8, 2024 for land in West Texas. The land lease commenced on December 1, 2024.
On June 26, 2024, the Company entered into a lease agreement for two office trailers at the Demonstration Plant in La Porte, Texas, with an effective date of September 1, 2024. The lease has a term of 24 months and contains a purchase option whereby the Company may purchase the trailers at the end of the lease term; therefore, the Company classified the lease as a finance lease.

During August 2023, we agreed with our landlord to terminate our prior office space agreement in Durham, North Carolina ahead of its scheduled term and enter into a lease for a new office space, also located in Durham, North Carolina. The lessors of both office spaces have common ownership and are considered related parties to each other; therefore, the simultaneous termination of the old lease and execution of the new lease represent a single transaction accounted for as a modification of the original office lease, which resulted in the re-measurement of the original lease over its amended term. On October 6, 2023, the Company formally relocated to the office space governed by the new lease arrangement. As of December 31, 2024, future minimum lease payments attributable to our operating and finance lease arrangements are expected to equal $3.4 million and $331 thousand, respectively.

Joint Development Agreement
We have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA’s total value is $140 million. As of December 31, 2024, we recognized approximately $31.9 million of inception-to-date cash expenses and approximately $31.9 million of inception-to-date share-based expenses related to the BHES JDA. The share-based expense excludes $8.0 million of realized loss on share issuance.

Off-Balance Sheet Arrangements
As of December 31, 2024 and 2023, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Capital Commitments
As of December 31, 2024, we have gross purchase commitments of $134 million related to certain components of industrial machinery for use at our Demonstration Plant and at our first utility-scale plant. We recognize portions of these commitments on our balance sheet as portions become payable per contract milestones.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amounts of expenses, assets, and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in Note 2 — Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

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

We believe accounting for business combinations is a critical accounting estimate because the acquisition method of accounting requires management to exercise significant judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets. We refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position in the period the amounts are finalized.

Estimates and assumptions that we made in estimating the fair value of acquired developed technology include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense applicable to those assets. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or decelerated, which could materially impact our results of operations. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Goodwill
We recognize goodwill in accordance with ASC Topic 350, Goodwill and Other Intangible Assets. Goodwill represents the excess cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized, but rather tested for impairment annually on October 1 or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our reporting units; competitive pressures and changes in the general economy or in the markets in which we operate; or a sustained significant decline in our stock price and market capitalization. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2024, no impairment charges for goodwill have been recognized.

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

Earnout Shares and Public Warrants
The fair values of the liabilities for the Earnout Shares and the Public Warrants were determined using Monte Carlo simulations that have various significant unobservable inputs. We believe these valuations are critical accounting estimates because management is required to make assumptions that could have a material impact on the valuation of these liabilities, which include our best estimate of expected volatility and expected holding periods. When estimating expected volatility, management incorporates volatility of comparable public companies and the Company’s own volatility. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our results of operations in the period in which the changes occur and vice versa. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

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

Equity-Based Compensation and Fair Value of Shares
We believe that equity-based compensation is a critical accounting estimate because the assumptions underlying management’s estimates involve inherent uncertainties and require the application of significant judgment.

We recognize the cost of equity-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award.

Predecessor Period
Prior to the Business Combination, we determined the fair value of equity awards using the Black-Scholes option pricing model, which was impacted by the following assumptions:

•Expected Term—We used the expected term to liquidity, which was generally the vesting period of the award.
•Expected Volatility—Volatility was based on a benchmark of comparable companies.
•Expected Dividend Yield—The dividend rate used was zero as we have never paid any cash dividends and did not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate—The interest rates used were based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Prior to the Business Combination, there was no public market for our equity instruments and, as a result, the estimated fair value of our equity has historically been determined by the Net Power, LLC board of directors as of the grant date with input from management, considering our most recently available third-party valuations of equity and the Net Power, LLC board of directors' assessment of additional objective and subjective factors that the Net Power, LLC board believed were relevant and that may have changed from the date of the most recent valuation through the date of grant. We engaged an independent third-party valuation specialist to perform contemporaneous valuations of our equity. The valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants (“AICPA”), Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with AICPA’s Practice Aid, including our best estimate of our business condition, prospects, and operating performance at each valuation date. Other significant factors included:

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
Successor Period
We measure share-based awards at their grant-date fair value and record compensation expense on a straight-line basis over the vesting periods of the awards. Share-based compensation expense is adjusted for actual forfeitures of unvested awards as they occur.
The estimated grant date fair value of our stock options and market-based awards are determined using the Monte Carlo Simulation. The assumptions used to calculate the fair value of these awards were:
•Expected Term—We used the expected term to liquidity, which was generally the vesting period of the award.
•Expected Volatility—Volatility was based on a benchmark of comparable companies.
•Risk-Free Interest Rate—The interest rates used were based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies (“EGCs”) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGCs, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC at least through the end of 2025 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.

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

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Under the guidance and involvement of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f)). The Company and has designed such internal control over financial reporting, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Under management’s supervision and participation, the Company evaluated the effectiveness of our disclosure controls and procedures based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On November 29, 2024, Brian Allen, our President and Chief Operating Officer, adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K) (the “Allen 10b5-1 Plan”) that provides for the sale of up to the total of (a) 50,000 shares of Class A Common Stock plus (b) the net number of shares of Class A common stock to be issued upon the vesting of 12,538 RSUs in April 2025. Sales under the Allen 10b5-1 Plan may be made during the period beginning April 7, 2025 through February 27, 2026.

During the three months ended December 31, 2024, none of our other directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance
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
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

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
4.1
Warrant Agreement, dated as of June 15, 2021, by and among Rice Acquisition Corp. II, Rice Acquisition Holdings II LLC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024).
10.1*	NET Power Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024).
10.2*	Form of Executive Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023).
10.3
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

10.5	Third Amended and Restated Limited Liability Company Agreement of NET Power Operations LLC, dated as of January 17, 2025.
10.6
Tax Receivable Agreement, dated as of June 8, 2023, by and among NET Power Inc., NET Power Operations LLC, certain equityholders of NET Power Operations LLC and the Agent (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.7*
Form of Indemnification Agreement for directors and executive officers of NET Power Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.8	NET Power Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
10.9	Non-Employee Director Form RSU Grant Notice and Award Agreement (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024).

10.10*	Executive Form RSU Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).
10.11++
Amended and Restated License Agreement, dated as of August 7, 2014, by and between NET Power, LLC and 8 Rivers Capital, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.12++
License Agreement, dated as of February 3, 2022, by and between NET Power, LLC and Nuovo Pignone Tecnologie S.r.l., as amended to date (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.13++
Ground Lease, dated as of April 14, 2015, by and between Air Liquide Large Industries U.S. LP and NET Power, LLC and Amendments No. One, Two, Three and Four thereto (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4/A filed with the SEC on April 24, 2023).

10.14++
Product Supply and Sales Agreement, dated as of July 1, 2015, by and between Air Liquide Large Industries U.S. LP and NET Power, LLC and Amendments No. One, Two and Three thereto (incorporated by reference to Exhibit 10.17 to the Company’s Form S-4/A filed with the SEC on April 24, 2023).

10.15*
Service Provider Agreement, dated as of October 4, 2021, by and between NET Power, LLC and Akash Patel (incorporated by reference to Exhibit 10.22 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.16*
Profits Interest Share Award Agreement, dated as of October 4, 2021, by and between NET Power, LLC and Akash Patel (incorporated by reference to Exhibit 10.23 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.17*
Amendment to the Service Provider Agreement and Profits Interest Share Agreement, dated as of April 27, 2022, by and between NET Power, LLC and Akash Patel (incorporated by reference to Exhibit 10.24 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.18*
Service Provider Agreement, dated as of March 31, 2022, by and between NET Power, LLC and Brian Allen (incorporated by reference to Exhibit 10.25 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.19*
Profits Interest Share Award Agreement, dated as of March 31, 2022, by and between NET Power, LLC and Brian Allen (incorporated by reference to Exhibit 10.26 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.20*
Amendment to the Service Provider Agreement and Profits Interest Share Agreement, dated as of May 2, 2022, by and between NET Power, LLC and Brian Allen (incorporated by reference to Exhibit 10.27 to the Company's Form S-4/A filed with the SEC on February 2, 2023).

10.21+
Variation Agreement No. 2 Regarding Letter of Limited Notice to Proceed for the Purchase of KPEP Long Lead Items between NET Power, LLC and Baker Hughes Energy Services LLC, dated September 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).

10.22*	Form of Performance Stock Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
10.23*	Stock Option Grant Notice and Award Agreement of Daniel J. Rice IV (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
19.1	Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP.
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: March 10, 2025                        NET Power Inc.

                                By:      /s/ Daniel J. Rice IV
                                Name:     Daniel J. Rice IV
                                Title:    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on March 10, 2025.

Signature	Position
/s/ Daniel J. Rice IV	Chief Executive Officer and Director
Daniel J. Rice IV	(Principal Executive Officer)
/s/ Akash Patel	Chief Financial Officer
Akash Patel	(Principal Financial Officer)
/s/ Kelly M. Rosser	Chief Accounting Officer
Kelly M. Rosser	(Principal Accounting Officer)
/s/ Peter J. Bennett	Chair of the Board of Directors
Peter J. Bennett
/s/ Ralph Alexander	Director
Ralph Alexander
/s/ J. Kyle Derham	Director
J. Kyle Derham
/s/ Frederick A. Forthuber	Director
Frederick A. Forthuber
/s/ Joseph T. Kelliher	Director
Joseph T. Kelliher
/s/ Carol Peterson	Director
Carol Peterson
/s/ Brad Pollack	Director
Brad Pollack
/s/ Eunkyung Sung	Director
Eunkyung Sung
/s/ Alejandra Veltmann	Director
Alejandra Veltmann

Audited Financial Statements of NET Power Inc. - Table of Contents
Audited Financial Statements of NET Power Inc.

Audited Financial Statements of NET Power Inc. - Table of Contents

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NET Power Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NET Power Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and mezzanine shareholders’ equity, and cash flows for the year ended December 31, 2024 (“Successor”) and the period from June 8, 2023 through December 31, 2023 (“Successor”), the related consolidated statements of operations and comprehensive loss, members’ equity, and cash flows for the period from January 1, 2023 through June 7, 2023 (“Predecessor”), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 (“Successor”), the period from June 8, 2023 through December 31, 2023 (“Successor”), and the period from January 1, 2023 through June 7, 2023 (“Predecessor”), in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Raleigh, North Carolina
March 10, 2025

Audited Financial Statements of NET Power Inc. - Table of Contents

NET Power Inc.
Consolidated Balance Sheets
In thousands, except share and per share data

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$329,230	$536,927
Short-term investments	100,000	100,000
Investments in securities, available-for-sale	78,344	—
Accounts receivable, net	—	58
Interest receivable	3,682	1,942
Prepaid expenses and other current assets	1,774	1,870
Total current assets	513,030	640,797
Long-term assets
Restricted cash	2,446	—
Investments in securities, available-for-sale	22,628	—
Intangible assets, net	1,241,343	1,307,265
Goodwill	359,847	423,920
Property, plant, and equipment, net	151,470	96,856
Operating lease right-of-use assets	2,699	2,212
Other long-term assets	652	—
Total assets	$2,294,115	$2,471,050

LIABILITIES, MEZZANINE, AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,092	$617
Accrued liabilities	13,619	10,915
Due to related parties	325	142
Operating lease liabilities, current portion	683	347
Finance lease liabilities, current portion	187	—
Total current liabilities	17,906	12,021
Earnout Shares liability	1,958	1,671
Warrant liability	81,283	55,920
Asset retirement obligation	3,265	2,060
Non-current operating lease liabilities	2,125	1,808
Non-current finance lease liabilities	110	—
Tax Receivable Agreement liability	20,974	8,937
Deferred taxes	4,306	57,719
Total liabilities	131,927	140,136

Commitments and contingencies (Note 16)
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Balance Sheets (continued)
In thousands, except share and per share data

	December 31,
	2024	2023
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	1,506,584	1,545,905

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A Common Stock, $.0001 par value; 520,000,000 shares authorized; 76,759,855 shares issued and outstanding as of December 31, 2024 and 71,277,906 shares issued and outstanding as of December 31, 2023	8	7
Class B Common Stock, $.0001 par value; 310,000,000 shares authorized; 139,690,598 shares issued and outstanding as of December 31, 2024 and 141,787,429 shares issued and outstanding as of December 31, 2023	14	14
Additional paid-in capital	771,594	851,841
Accumulated other comprehensive loss	32	—
Accumulated deficit	(116,044)	(66,853)
Total shareholders' equity	655,604	785,009
Total liabilities, mezzanine shareholders' equity and shareholders' equity	$2,294,115	$2,471,050
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Operations and Comprehensive Loss
In thousands, except share, unit, per share and per unit data

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
	December 31, 2024	December 31, 2023	June 7, 2023
Revenue	$250	$—	$175
Cost of revenue	31	—	3
Gross profit	219	—	172

Operating expenses
General and administrative	30,267	41,344	12,861
Sales and marketing	3,865	1,791	869
Research and development	63,853	25,722	14,311
Project development	1,932	625	479
Option settlement – related party	—	79,054	—
Depreciation, amortization, and accretion	81,623	44,974	5,802
Total operating expenses	181,540	193,510	34,322

Operating loss	(181,321)	(193,510)	(34,150)

Other income (expense)
Interest income (expense)	31,389	19,473	(30)
Change in Earnout Shares liability and Warrant liability	(25,656)	26,515	—
Other income (expense)	364	(1)	4
Net other income (expense)	6,097	45,987	(26)

Net loss before income tax	(175,224)	(147,523)	(34,176)
Income tax benefit	10,580	5,707	—
Net loss after income tax	(164,644)	(141,816)	(34,176)
Net loss attributable to non-controlling interests	(115,453)	(98,760)	—
Net loss attributable to NET Power Inc.	$(49,191)	$(43,056)	$(34,176)

Other comprehensive income
Unrealized gain on investments, net of taxes of $23 thousand	139	—	—
Total other comprehensive income	139	—	—

Comprehensive loss	(164,505)	(141,816)	(34,176)
Comprehensive loss attributable to non-controlling interests	(115,346)	(98,760)	—
Comprehensive loss attributable to NET Power Inc.	$(49,159)	$(43,056)	$(34,176)

Loss per share of Class A Common Stock (Successor) or per membership interest (Predecessor), basic and diluted	$(0.67)	$(0.62)	$(9.07)

Weighted average shares of Class A Common Stock or membership interests, basic and diluted	73,396,761	69,755,848	3,766,871
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Shareholders' Equity and Mezzanine Shareholders' Equity
In thousands, except share data

	Class A Common Stock		Class B Common Stock		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	RONI Class A Ordinary Shares		Total Mezzanine Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount						Shares	Amount
Balance at June 8, 2023	—	$—	—	$—	2,500	$—	8,625,000	$1	$—	$—	$(98,966)	$(98,965)	$—	34,500,000	$356,318	$356,318
Sponsor forfeiture of RONI Class B ordinary shares and reservation of earnout shares	—	—	—	—	—	—	(1,986,775)	—	—	—	—	—	—	—	—	—
Redemption of Class A ordinary shares by RONI public shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,195,224)	(218,983)	(218,983)
Redemption of Class A Common Stock	3,868,618	—	(3,868,618)	—	—	—	—	—	53,607	—	—	53,607	(53,607)	—	—	(53,607)
Conversion of RONI Class A and Class B ordinary shares into NET Power Inc. Class A and Class B Common Stock, respectively	13,307,276	1	6,638,225	1	(2,500)	—	(6,638,225)	(1)	60,045	—	—	60,046	87,094	(13,304,776)	(137,335)	(50,241)
Issuance of RONI Class A Common Stock to PIPE investors	54,044,995	6	—	—	—	—	—	—	540,445	—	—	540,451	—	—	—	—
Issuance of Class A Common Stock	54,278	—	—	—	—	—	—	—	27	—	—	27	—	—	—	—
Equity awards vested due to Business Combination	—	—	8,356,635	1	—	—	—	—	542	—	(542)	1	109,639	—	—	109,639
Issuance of RONI Class B Common Stock to former NET Power, LLC unit holders	—	—	129,822,703	12	—	—	—	—	(940)	—	75,711	74,783	1,677,546	—	—	1,677,546
Exercise of Warrants	2,739	—	—	—	—	—	—	—	47	—	—	47	—	—	—	—
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	(181)	—	—	(181)
Establishment of Tax Receivable Agreement liability from qualifying exchanges, net of deferred taxes	—	—	—	—	—	—	—	—	(936)	—	—	(936)	—	—	—	—
Vesting of Earnout Shares	—	—	—	—	—	—	—	—	—	—	—	—	9,055	—	—	9,055
Amortization of share-based payments	—	—	838,484	—	—	—	—	—	765	—	—	765	13,358	—	—	13,358
Adjustment of redeemable non-controlling interest to carrying value, net of deferred taxes	—	—	—	—	—	—	—	—	198,239	—	—	198,239	(198,239)	—	—	(198,239)
Net loss	—	—	—	—	—	—	—	—	—	—	(43,056)	(43,056)	(98,760)	—	—	(98,760)
Balance at December 31, 2023	71,277,906	$7	141,787,429	$14	—	$—	—	$—	$851,841	$—	$(66,853)	$785,009	$1,545,905	—	$—	$1,545,905
Redemption of Class B Common Stock	5,413,351	—	(5,413,351)	—	—	—	—	—	47,335	—	—	47,335	(46,689)	—	—	(46,689)
Issuance of Class A Common Stock	66,898	1	—	—	—	—	—	—	—	—	—	1	(647)	—	—	(647)
Exercise of Warrants	1,700	—	—	—	—	—	—	—	25	—	—	25	—	—	—	—
Distributions to members	—	—	—	—	—	—	—	—		—	—	—	(4,751)	—	—	(4,751)
Increase in Tax Receivable Agreement liability from qualifying exchanges, net of deferred taxes	—	—	—	—	—	—	—	—	(12,037)	—	—	(12,037)	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	55	—	55	107	—	—	107
Amortization of share-based payments	—	—	3,316,520	—	—	—	—	—	4,212	—	—	4,212	29,520	—	—	29,520
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	—	—	—	(98,592)	—	—	(98,592)	98,592	—	—	98,592
Tax impact of equity transactions	—	—	—	—	—	—	—	—	(21,190)	(23)	—	(21,213)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(49,191)	(49,191)	(115,453)	—	—	(115,453)
Balance at December 31, 2024	76,759,855	$8	139,690,598	$14	$—	$—	$—	$—	$771,594	$32	$(116,044)	$655,604	$1,506,584	—	$—	$1,506,584
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Members' Equity
In thousands, except unit data

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

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
	December 31, 2024	December 31, 2023	June 7, 2023
Cash flows from operating activities:
Net loss after income tax	$(164,644)	$(141,816)	$(34,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	81,623	44,974	5,802
Non-cash interest (income) expense	(2,742)	—	30
Non-cash lease expense	199	200	13
Loss on disposal of property, plant and equipment	—	7	—
Conversion of equity awards	—	86,585	—
Allowance for doubtful accounts	—	—	352
Deferred taxes	(10,580)	(5,707)	—
Change in fair value of Earnout Shares liability and Warrant liability	25,656	(27,648)	—
Vesting of profits interests	—	—	2,864
Vesting of Earnout Shares	—	1,118	—
Share-based compensation expense	33,666	14,122	8,593
Changes in operating assets and liabilities:
Accounts receivable, net	58	(58)	—
Interest receivable	(989)	(1,942)	—
Prepaid expenses and other current assets	47	(1,102)	1,312
Other long-term assets	(625)	—	—
Accounts payable	2,475	(1,957)	1,768
Accrued liabilities	4,024	(5,297)	(384)
Due to related parties	183	142	3,203
Net cash used in operating activities	(31,649)	(38,379)	(10,623)

Cash flows from investing activities:
Cash acquired as part of the Business Combination	—	7,948	—
Purchase of short-term investments	—	(100,000)	—
Purchases of available-for-sale securities	(169,894)	—	—
Maturities of available-for-sale securities	71,075	—	—
Capitalized software	(1,203)	—	—
Purchase of property, plant and equipment	(68,651)	(9,217)	(2,431)
Net cash used in investing activities	(168,673)	(101,269)	(2,431)
The accompanying notes are an integral part of these consolidated financial statements

Audited Financial Statements of NET Power Inc. - Table of Contents

NET Power Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
	December 31, 2024	December 31, 2023	June 7, 2023
Cash flows from financing activities:
Repurchase of redeemed Class A Ordinary Shares	$—	$(218,983)	$—
Issuance of Class A Common Stock, including exercise of Warrants	19	74	—
Payment of income taxes on vested share-based payment awards	(130)	—	—
Distributions to members	—	(181)	—
Proceeds from PIPE financing, net of issuance costs	—	540,451	—
Issuance of equity under JDA as a result of the Business Combination	—	9,917	—
Payment of transaction expenses	—	(11,722)	—
Payments on finance lease obligations	(67)	—	—
Tax-related partnership distribution	(4,751)	—	—
Proceeds from share issuances	—	—	15,836
Net cash (used in) provided by financing activities	(4,929)	319,556	15,836

Net (decrease) increase in cash, cash equivalents, and restricted cash	(205,251)	179,908	2,782

Cash, cash equivalents, and restricted cash, beginning of period	536,927	357,019	5,164
Cash, cash equivalents, and restricted cash, end of period	$331,676	$536,927	$7,946

Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$(1,320)	$2,937	$668
Remeasurement of lease liabilities and right-of-use assets due to lease modification	—	1,472	—
Operating lease right-of use asset acquired	959	—	—
Finance lease right-of-use asset acquired	349	—	—
Revision of estimated asset retirement obligation	996	—	—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	329,230	536,927	7,946
Restricted cash	2,446	—	—
Total cash, cash equivalents, and restricted cash	$331,676	$536,927	$7,946
The accompanying notes are an integral part of these consolidated financial statements

Table of Contents
NET Power Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
OpCo is a variable interest entity (“VIE”) in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”); therefore, RONI represented the accounting acquirer within the Business Combination structure. The Company elected push-down accounting for the Business Combination. ASC 810 requires that a reporting entity that possesses a controlling financial interest in a VIE consolidate that VIE. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb the VIE’s losses and the right to receive benefits that are significant to the VIE. The Company determined that OpCo continued to meet the definition of a VIE after the Business Combination and that the Company became the primary beneficiary of OpCo beginning on the Closing Date of the Business Combination; therefore, the Company has consolidated OpCo from the date of the Business Combination.
As a result of the Business Combination, the Company’s financial statement presentation distinguishes NET Power, LLC as the “Predecessor” through June 7, 2023 (the “Predecessor Period”) and Net Power as the “Successor” for periods beginning on or after the Closing Date (the “Successor Period”). Activity after the date of the Business Combination is shown in the Successor Period on the consolidated statements of operations and comprehensive loss. As a result of the application of the acquisition method of accounting in the Successor Period, the consolidated financial statements for the Successor Period are presented on a full step-up basis; therefore, the Successor Period consolidated financial statements are not comparable to the consolidated financial statements of the Predecessor Period, which are not presented on the same full step-up basis.
The consolidated financial statements include the accounts of subsidiaries that Net Power consolidates in accordance with the guidance in ASC 810. The Company consolidates all wholly-owned subsidiaries and subsidiaries in which it owns a 50% or greater ownership interest and all VIE’s to which it is deemed to represent the primary beneficiary, as described above. These condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and consolidated VIE's. Intercompany balances and transactions have been eliminated in consolidation.
Risks and Uncertainties
The Company is subject to a number of risks similar to those of other companies at a similar stage in the industry and life cycle, including, but not limited to, the successful commercialization of its technology, the need for additional capital or financing to construct its first utility-scale facility, competition from substitute products and services, permitting and construction delays, supply chain constraints and protection of proprietary technology.
As of December 31, 2024, the Company has capitalized $48.4 million in costs associated with the construction of its first utility-scale facility, $360 million of goodwill and $1.2 billion of intangible assets associated with developed technology. Changes in the Company’s business plans, the regulatory environment, energy industry, economic factors, or a combination thereof, could result in impairment of these assets.

Audited Financial Statements of NET Power Inc. - Table of Contents
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
Reclassification of Prior Period Amounts
Certain prior period financial information has been reclassified to conform to current period presentation.

NOTE 2 — Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments, and assumptions. The estimates, judgments, and assumptions made by the Company when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, and share-based compensation were based on information available at the time they were made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as amounts reported on the consolidated statements of operations and comprehensive loss during the periods presented. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash consists of liquid deposits at banking institutions. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by the Federal Deposit Insurance Corporation (“FDIC”). FDIC guidelines guarantee $250 thousand per depositor, per insured bank. As of December 31, 2024 and December 31, 2023, the Company held cash in excess of FDIC limits equal to $328 million and $536 million, respectively.
The carrying value of cash and cash equivalents equals its fair value.
Investments
The Company’s investments are classified as available-for-sale (“AFS”) and are recorded in the Company’s consolidated balance sheets. AFS are investments available to be sold in the future as needed and are recorded at fair value, with unrealized gains and losses recognized in Other comprehensive income on the Company’s consolidated statements of operations and comprehensive loss and consolidated statement of shareholders' equity and mezzanine shareholders' equity.
Investments with maturities greater than three months but less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments. Interest income generated from investments is recorded as Interest income (expense) on the Company’s consolidated statements of operations and comprehensive loss. Interest accrued on investments is recorded as interest receivable on the consolidated balance sheets.
Revenue Recognition, Trade Receivables and Allowance for Doubtful Accounts
The Company follows the guidance within ASC Topic 606, Revenue from Contracts with Customers, to determine how and when it recognizes revenues. The Company recognizes revenue when its performance obligations with its customers have been satisfied. To determine revenue recognition for contracts within the scope of ASC 606, the Company (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the entity satisfies the performance obligation.
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

Audited Financial Statements of NET Power Inc. - Table of Contents
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
Restricted Cash
Restricted cash includes cash held to secure a letter of credit. As of December 31, 2024, the Company had restricted cash of $2.4 million included in the consolidated balance sheets. As of December 31, 2023, the Company had no restricted cash.
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
The Company’s recurring fair value measurements include the Private Placement Warrants, the Public Warrants, the Earnout Shares (as defined in Note 6), and investments in securities (Note 5 and Note 6).
Warrants
The Company issued Public Warrants (the “Public Warrants”) and Private Placement Warrants (the “Private Placement Warrants,” and collectively with the Public Warrants, the “Warrants”) (as defined in Note 3) prior to the consummation of the Business Combination. The Company accounts for Warrants as liability-classified instruments based on an assessment of the Warrants’ specific terms and applicable authoritative guidance outlined in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), ASC Topic 815, Derivatives and Hedging (“ASC 815”) and relevant SEC reporting rules. When making this assessment, the Company determined the Warrants are not considered to be indexed to the Company’s stock price; therefore, in accordance with ASC 815, the Company accounts for the outstanding Warrants as a liability at fair value on the consolidated balance sheets. The Warrants are subject to remeasurement at each reporting date with any change in the fair value recognized in Change in Earnout Shares liability and Warrant liability on the Company’s consolidated statements of operations and comprehensive loss.
Earnout Shares and Restricted Shares
Unvested Earnout Shares (as defined in Note 11) are reported as liabilities on the Company’s consolidated balance sheets. The liability classification reflects the interpretation that the Earnout Share settlement provision contingent on a change in control event does not represent an input into a fixed-for-fixed option pricing model. The usage of a model other than a fixed-for-fixed option model results in liability classification pursuant to the guidance in ASC Topic 815, Derivatives and Hedging.

Audited Financial Statements of NET Power Inc. - Table of Contents
The Price-Based Lockup Shares and the Time-Based Lockup Shares (as defined in Note 11) are included as equity within the Company’s consolidated balance sheets.
Intangible Assets
The Company accounts for definite-lived intangible assets, in accordance with ASC Topic 350, Goodwill and Other Intangible Assets (“ASC 350”). Intangible assets are comprised of developed technology and software. Developed technology is related to the Net Power Cycle and is amortized over a 20-year useful life. Software is amortized over a 5-year useful life.
Goodwill
The Company recognizes goodwill in accordance with ASC 350. Goodwill represents the excess costs of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The Company’s goodwill is not tax deductible. Goodwill is not amortized but is tested annually on October 1st for impairment. The Company assesses its goodwill value for impairment annually as of October 1. Impairment exists when the carrying amount of the reporting unit exceeds its fair value.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant and Equipment, tangible and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets placed in service is measured by comparing the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recorded during the year ended December 31, 2024 (Successor), the period from June 8, 2023 through December 31, 2023 (Successor), and the period from January 1, 2023 through June 7, 2023 (Predecessor).
Property, Plant, and Equipment
Property, plant, and equipment is generally recorded at the historical cost to acquire the assets. The costs bases of property, plant and equipment to which the Company held title prior to the Business Combination were recognized at their respective fair values on June 8, 2023 in accordance with the closing of the Business Combination.
Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets. Amounts capitalized to construction in progress are not depreciated until the underlying asset is ready for its intended use. The following table summarizes the estimated useful lives used to depreciate property, plant, and equipment and assets:

Asset Classification	Useful Life
Furniture and Equipment	4 – 7
Demonstration Plant	7
Office Trailers	6
Property, plant, and equipment is presented at cost less accumulated depreciation on the consolidated balance sheets.
Asset Retirement Obligation
The Company recognizes liabilities for future obligations associated with the retirement of assets. The fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present values using a discounted cash flow approach and the liabilities are accreted using the interest method. The asset retirement obligations that have been recorded to-date relate to the Company’s obligation to restore the property underneath the Demonstration Plant at the end of the Demonstration Plant’s estimated useful life as required by the lease terms. The accretion expense generated by the Company’s asset retirement obligation liability is recognized over the Demonstration Plant’s expected seven-year useful life.

Audited Financial Statements of NET Power Inc. - Table of Contents
Leases
Lease agreements may fall within two categories according to ASC Topic 842, Leases (“ASC 842”), operating leases or financing leases. Both operating and finance leases result in the recognition of lease liabilities and associated right-of-use assets that are valued at the net present value of the lease payments and recognized. The Company has elected the short-term lease exception and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably certain to exercise. The Company also elected to not separate lease components and non-lease components when allocating contract consideration to leases of commercial office space. The discount rate used in the measurement of a right-of-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as a proxy for the discount rate based on the term of the lease.
Research and Development Costs
The Company expenses costs related to operations and testing at the Demonstration Plant, as well as engineering and design costs related to development of the Net Power Cycle as incurred. These costs are included in Research and development expense on the consolidated statements of operations and comprehensive loss.
Non-Controlling Interest
Non-controlling interests (“NCI”) represents Class A OpCo Units (Note 11) held by parties other than NET Power Inc., including sponsors, certain strategic partners, and legacy owners of NET Power, LLC. After evaluating Class A OpCo Unit redemption rights under ASC 480, the Company determined that Class A OpCo Units are subject to potential cash redemption that rests outside the Company’s control. The Company has classified NCI as a component of mezzanine equity in consideration of this cash redemption feature and in accordance with the guidance in ASC 810. The Company measures redeemable NCI each reporting period at the higher of its book value or its redemption value, which equals the closing price of the Company’s Class A Common Stock on the measurement date. The change in measurement is shown as the carrying value adjustment of redeemable non-controlling interest in the Company’s consolidated statement of shareholders' equity and mezzanine shareholders' equity.
The Company’s net loss before income tax and the non-tax components of comprehensive loss in the Successor Period are reduced by the portion of net loss before income tax and the non-tax components of comprehensive loss, respectively, attributable to non-controlling interests.
Share-Based Compensation
The Company applies ASC Topic 718, Share-Based Payments (“ASC 718”) to account for its equity awards. In accordance with ASC 718, the Company recognizes expense related to equity awards for which vesting is considered probable. Forfeitures are recognized as they occur. For service-based awards issued to employees, compensation cost is measured at fair value on the grant date and expensed ratably over the vesting term. For grants issued to employees that contain a performance-based vesting condition, the fair value is measured on the grant date and recognized as compensation expense over the vesting period when the Company determines it is probable the vesting conditions will be met.
For awards that include a market-based vesting condition, the Company uses the Monte Carlo Simulation to determine the grant date fair value, which is expensed ratably over the service period. For all other awards, the Company uses the publicly quoted price on the grant date to estimate the fair value of the award. Compensation expense from share-based awards is recorded in the same line item as the related employee’s other compensation in the consolidated statements of operations and comprehensive loss, and is subject to capitalization.
Prior to the Business Combination, equity awards granted to employees included unvested membership units in NET Power, LLC. The estimated fair value of NET Power, LLC membership units was determined by an independent, external valuation service provider at each equity grant date until the Closing Date, upon which the Company became publicly traded. On the Closing Date, the Company fair valued the OpCo Units used to satisfy outstanding share-based awards at the fair value of the Company’s Class A Common Stock.
Net Loss per Share (Successor)
During the Successor Period, the Company computed basic net loss attributable to shareholders per share by dividing net loss attributable to Net Power Inc. by the weighted average number of shares of Class A Common Stock outstanding.

Audited Financial Statements of NET Power Inc. - Table of Contents
Diluted net loss attributable to shareholders per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued. Such additional shares are excluded if their effect is anti-dilutive.
Net Loss per Unit (Predecessor)
During the Predecessor Period, the Company computed diluted net loss per unit by dividing the net loss applicable to membership interest holders by the sum of the weighted-average number of membership interests outstanding during the period and the potentially dilutive effects of distribution units, profits interests and options to purchase membership interests. Such items were excluded if their effect was anti-dilutive.
Income Taxes
The Company applies the guidance set forth in ASC Topic 740, Income Taxes (“ASC 740”) to evaluate its tax positions. The Company evaluates the realizability of deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
Net Power Inc. consolidates the financial results of OpCo in its consolidated financial statements. OpCo represents a pass-through entity for U.S. federal and most applicable state and local income tax purposes. As a pass-through entity for tax purposes, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to its members, including Net Power Inc., which is taxed as a corporation that pays corporate federal, state and local taxes with respect to income allocated from OpCo based on its economic interest in OpCo. During the Predecessor Period, NET Power, LLC was considered a pass-through entity for state and federal income taxes.

The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50% likely to be realized is recognized. The Company recognizes interest and penalties related to income taxes within income tax benefit in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
Tax Receivable Agreement Liability
As part of the Business Combinations, the Company entered into the Tax Receivable Agreement (“TRA”) with certain OpCo unitholders. Pursuant to the TRA, the Company is required to pay approximately 75% of the calculated tax savings based on the portion of basis adjustments on exchanges of OpCo units and other carryforward attributes that are anticipated to be able to be utilized in future years. Such tax attributes include the existing tax basis of certain assets of OpCo and its consolidated subsidiaries; tax basis adjustments resulting from taxable exchanges of Class A OpCo Units; certain tax benefits realized by Net Power Inc. as a result of the Business Combination and tax deductions in respect of portions of certain TRA payments. All such payments made under the terms of the TRA are the obligations of Net Power Inc. and not of OpCo.
Segment Reporting
In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has one operating segment and one reportable segment, which includes all of the Company’s consolidated accounts. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM focuses on consolidated Operating income (loss), with a focus on research and development and general and administrative expenses, along with interest income to assess the Company’s performance and allocate resources. Refer to the consolidated financial statements for significant segment expenses and assets regularly provided to the CODM.
During November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends ASC 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU

Audited Financial Statements of NET Power Inc. - Table of Contents
2023-07 on December 31, 2023, and it did not have a material impact on the Company’s consolidated statements of operations, balance sheets, or cash flows in its consolidated financial statements.
Accounting Standards Not Yet Adopted
During December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires companies to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state, and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state, and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for the Company for calendar years beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating the impact to its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the consolidated statements of operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements.
NOTE 3 — Business Combination
The Company consummated the Business Combination with RONI on June 8, 2023. Refer to Note 1 for additional information. In connection with the consummation of the Business Combination:
•The Company recognized $122 million of expenses, including $16.0 million of acquirer expenses recorded “on-the-line” because they would not have been incurred had the Business Combination not closed.
•The Company modified certain outstanding profits interests awards, a portion of which vested during the pre-combination period. The Company included $325 thousand of previously vested, modified profits interests issued to the award recipient as consideration transferred to the sellers.
•Certain outstanding profits interests, which were not modified in contemplation of the Business Combination, that vested during the pre-combination period and that were issued to recipients as part of the Business Combination were included in consideration transferred to sellers. The total fair value of previously vested, unmodified profits interests included in consideration transferred to sellers equaled $651 thousand.
•All outstanding NET Power, LLC member interests converted into 136,073,365 vested Class A OpCo Units and a corresponding number of vested shares of Class B Common Stock, 1,119,198 unvested Class A OpCo Units and 1,119,198 unvested shares of Class B Common Stock upon completion of the Business Combination.
•The Company registered and issued 67,352,271 shares of Class A Common Stock on the New York Stock Exchange (“NYSE”).
•The Company issued 8,624,974 Public Warrants exercisable into 8,624,974 shares of Class A Common Stock at a price of $11.50 per share (the “Public Warrants”) and 10,900,000 Private Placement Warrants, which are exercisable for 10,900,000 shares of Class A Common Stock at a price of $11.50 per share (the “Private Placement Warrants,” and collectively with the Public Warrants, the “Warrants”). Refer to Note 6 for additional information.

Audited Financial Statements of NET Power Inc. - Table of Contents
•The Company received $662 million of cash net of certain expenses paid on the Closing Date.
The Business Combination was accounted for using the acquisition method of accounting. The following table summarizes the total fair value of the consideration transferred in the Business Combination (in thousands):

Consideration Transferred	Total
Pre-combination vesting of modified profits interests	$325
Pre-combination vesting of unmodified profits interests	651
Consideration transferred to sellers	976
Class A OpCo Units - non-controlling interests	1,785,283
Fair value of total consideration transferred	$1,786,259
The following table sets forth the fair value of the assets acquired and liabilities assumed in connection with the Business Combination, after consideration of all purchase price adjustments:

($ in thousands)	Fair Value
Assets acquired
Current assets
Cash	$7,946
Prepaid expenses	637
Other current assets	30
Total current assets	8,613

Long-term assets
Intangible assets, net	1,345,000
Property, plant, and equipment	91,855
Right-of-use assets	940
Total long-term assets	1,437,795
Total assets acquired	$1,446,408

Liabilities assumed
Current liabilities
Accounts payable	$2,574
Accrued liabilities	7,370
Current lease liability	137
Other current liabilities	1
Total current liabilities	10,082

Long-term liabilities
Deferred tax liability	7,353
Asset retirement obligation	1,967
Long-term lease liability	594
Total long-term liabilities	9,914
Total liabilities assumed	19,996

Total identifiable net assets	1,426,412
Goodwill	359,847
Net assets acquired	$1,786,259

Audited Financial Statements of NET Power Inc. - Table of Contents
The following methodologies were used to estimate the fair value of the acquired assets and liabilities:
•Cash, prepaid expenses, accounts payable, and accrued liabilities were recorded at their historical book values as that approximates fair value.
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
The purchase price allocation was finalized during the second quarter of 2024. Refer to Note 7 — Goodwill and Intangible Assets for additional information.
Unaudited Pro-Forma Information
The following table presents unaudited pro forma information as if the Business Combination occurred as of January 1, 2022 (Predecessor). The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value re-measurement of assets acquired and liabilities assumed, for alignment of accounting policies, and transaction expenses as if the Business Combination occurred on January 1, 2022 (Predecessor). The unaudited pro forma results do not include any anticipated cost synergies or other effects of the combined company. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Business Combination been completed on the date indicated, nor are they indicative of the Company’s future operating results.

Year Ended December 31, 2023
Pro forma revenue	$175
Pro forma net loss	$(205,387)
Pro forma net loss attributable to non-redeemable controlling interest	$(70,366)
Pro forma net loss attributable to non-redeemable non-controlling interests	$(135,021)
NOTE 4 — Revenue and Accounts Receivable
Revenue
The following table disaggregates the revenue included in the consolidated statements of operations and comprehensive loss into its major components:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Feasibility studies	$250	$—	$175
Total revenue	$250	$—	$175
Performance Obligations
Revenue recognized under contracts with customers exclusively includes the performance obligations satisfied in the applicable reporting period.
Allowance for Doubtful Accounts
During the year ended December 31, 2024 (Successor) and the period from June 8, 2023 through December 31, 2023 (Successor), the Company did not record any provision for credit losses within General and administrative expense on the consolidated statements of operations and comprehensive loss associated with its accounts receivable. During the period

Audited Financial Statements of NET Power Inc. - Table of Contents
from January 1, 2023 through June 7, 2023 (Predecessor), the Company recorded an allowance for doubtful accounts equal to $352 thousand within General and administrative expense on the consolidated statements of operations and comprehensive loss associated with its accounts receivable.
NOTE 5 — Investments
The Company has two types of investments, a certificate of deposit, which is classified as a short-term investment, and investments in securities, which are classified as available-for-sale.
The entire balance of $100 million of the certificate of deposit is shown within short-term investments on the consolidated balance sheets as of December 31, 2024 and December 31, 2023. The interest receivable on the certificate of deposit was $2.9 million and $1.9 million at December 31, 2024 and December 31, 2023, respectively, and is included in Interest receivable on the consolidated balance sheets.
The following table presents the Company’s available-for-sale investments included in the consolidated balance sheets:

$ in thousands	December 31, 2024

Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$11,006	$15	$11,021
Commercial paper	8,629	—	8,629
U.S. treasuries	58,637	57	58,694
Total	$78,272	$72	$78,344

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
U.S. treasuries	$22,538	$90	$22,628
Total	$22,538	$90	$22,628
The cost of securities sold is based on the specific-identification method. During the year ended December 31, 2024 (Successor), there were no securities sold. There were no credit losses recognized during the year ended December 31, 2024 (Successor). The Company established no allowances for credit losses as of December 31, 2024. The Company did not have any available-for-sale investments as of December 31, 2023. The Company’s long-term available-for-sale investments mature through February 2026.

Audited Financial Statements of NET Power Inc. - Table of Contents
NOTE 6 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the consolidated balance sheets and indicates the level of the valuation inputs the Company utilized to determine the fair value:

		December 31,
$ in thousands	Level	2024	2023
Assets
Available-for-sale investments [1]	1	$100,972	$—
Short-term investments	2	100,000	100,000
Total assets		$200,972	$100,000

Liabilities
Public Warrants	1	$31,034	$18,969
Private Placement Warrants	3	50,249	36,951
Earnout Shares	3	1,958	1,671
Total liabilities		$83,241	$57,591
___________
(1) $22.6 million of these investments are classified as long-term on our consolidated balance sheet.
The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the consolidated statements of operations and comprehensive loss:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Balance of recurring Level 3 liabilities at beginning of period	$38,622	$63,851	$5,174
Change in Earnout Shares liability and Warrant liability	13,585	(16,174)	—
Issuances	—	(9,055)	—
Payments	—	—	(5,174)
Balance of recurring Level 3 liabilities at end of period	$52,207	$38,622	$—
Earnout Shares
The fair value of the Earnout Shares is estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company’s daily volume-weighted average share price. The key inputs into the valuation of the Earnout Shares are an expected remaining term of 1.43 years, a risk-free rate of 4.1% and estimated equity volatility of 59.7%. The volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company’s own historical volatility, and the implied volatility of the Public Warrants.
Warrants
In connection with the Business Combination, the Company recorded 8,624,974 Public Warrants exercisable into 8,624,974 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company’s Class A Common Stock price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company’s Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire five years after the Closing Date. The Public Warrants are valued using

Audited Financial Statements of NET Power Inc. - Table of Contents
their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the fair value of the Public Warrants is considered a Level 1 fair value measurement.
In connection with the Business Combination, the Company recorded 10,900,000 Private Placement Warrants, which are exercisable for 10,900,000 shares of Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants expire five years after the Closing Date. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable as long as they are held by the initial purchasers or their permitted transferees. The Private Placement Warrants and Class A Common Stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $10.59 as of December 31, 2024, a risk-free rate of 4.2%, volatility of 59.3%, a term of 3.44 years, and a strike price of $11.50 per share. The volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered a Level 3 fair value measurement.
Short-term Investments
Short-term investments are valued at cost, which approximates fair value. The fair value of the short-term investments is considered a Level 2 fair value measurement because cost basis is not observable in a public market.
Marketable Securities
The fair value of the available-for-sale investments is classified as a Level 1 fair value measurement, because the investments are valued using the most recent quoted prices for identical assets in active markets.
Option Liability
The Company’s option liability was issued in conjunction with member loans on October 15, 2021. The loans were fully repaid on February 3, 2022; however, the members had one year to exercise their options subsequent to the repayment of the loans. The interest expense related to these loan options was $30 thousand during the period from January 1, 2023 through June 7, 2023 (Predecessor). These measurements were reported in Interest income (expense) on the consolidated statements of operations and comprehensive loss. In early 2023, two option holders exercised their options to purchase an aggregate of 34,588 membership units in NET Power, LLC for total proceeds of $5.8 million. There were no loan options outstanding at the time of the Business Combination.
NOTE 7 — Goodwill and Intangible Assets
Goodwill
Goodwill represents the future economic benefits derived from the Company’s unique market position, the growth attributable to the Net Power Cycle and the Company’s assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill is allocated to the Company’s sole reportable segment and reporting unit.
The following table presents the changes to goodwill included in the consolidated balance sheets (in thousands):

Goodwill at December 31, 2023	$423,920
Measurement adjustments	(64,073)
Goodwill at December 31, 2024	$359,847
During the second quarter of 2024, the Company completed its estimate of deferred taxes as of the Closing Date and finalized its purchase price allocation, which resulted in a measurement adjustment to goodwill.
On September 30, 2024 and October 1, 2024, the Company performed a quantitative goodwill impairment assessment due to a sustained decrease in the Company’s market capitalization. The Company applied the income approach to estimate the fair value of this reporting unit using a discounted cash flow model. Key assumptions used in this model included revenue and operating expense projections, a terminal cash flow growth rate of 7.5%, a discount rate of 26%, and a tax rate of 25%. The Company determined the fair value of the reporting unit exceeds its carrying value and no impairment was indicated.

Audited Financial Statements of NET Power Inc. - Table of Contents
Definite-Lived Intangible Assets
The following tables summarize the Company’s definite-lived intangible assets included in the consolidated balance sheets:

	December 31,
	2024			2023
$ in thousands	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$1,345,000	$(104,985)	$1,240,015	$1,345,000	$(37,735)	$1,307,265
Software	814	(79)	735	—	—	—
Software work-in-progress	593	—	593	—	—	—
Total definite-lived intangible assets	$1,346,407	$(105,064)	$1,241,343	$1,345,000	$(37,735)	$1,307,265
The following table presents the Company’s amortization expense for the following periods:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Amortization expense	$67,329	$37,735	$—
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter (in thousands):

2025	$67,540
2026	67,540
2027	67,540
2028	67,540
2029	67,417
2030 and thereafter	903,766
Total	$1,241,343
NOTE 8 — Property, Plant, and Equipment
The following table summarizes the key classifications of property, plant, and equipment included in the consolidated balance sheets:

	December 31,
$ in thousands	2024	2023
Demonstration Plant	$122,845	$89,239
Furniture and equipment	1,069	320
Assets acquired under finance lease	349	—
Construction-in-progress	48,438	14,443
Total property, plant, and equipment, gross	172,701	104,002
Accumulated depreciation and amortization [1]	(21,231)	(7,146)
Total property, plant, and equipment, net	$151,470	$96,856
___________
(1) $18 thousand of accumulated depreciation and amortization is related to amortization of the finance lease right-of-use assets.

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table presents the Company’s depreciation expense for the following periods:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Depreciation expense	$14,085	$7,146	$5,700
NOTE 9 — Accrued Liabilities
Accrued liabilities in the consolidated balance sheets consist of the following:

	December 31,
$ in thousands	2024	2023
Incentive compensation	$2,916	$2,016
Cash-based expense of BHES JDA	6,212	3,669
Capital expenditures	2,285	3,605
Professional fees	1,143	682
Other accrued liabilities	1,063	943
Total accrued liabilities	$13,619	$10,915
NOTE 10 — Leases
The following is a summary of leases on the consolidated balance sheets:

		December 31,
$ in thousands	Line item	2024	2023
Assets
Operating leases	Operating lease right-of-use assets	$2,699	$2,212
Financing leases	Property, plant, and equipment, net	331	—
Total assets		$3,030	$2,212
Liabilities
Current
Operating leases	Operating lease liabilities, current portion	$683	$347
Financing leases	Finance lease liabilities, current portion	187	—
Non-current
Operating leases	Non-current operating lease liabilities	2,125	1,808
Financing leases	Non-current finance lease liabilities	110	—
Total liabilities		$3,105	$2,155

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table presents the Company’s lease costs by period presented and the classification on the consolidated statements of operations and comprehensive loss:

		Successor		Predecessor
			Period From	Period From
			June 8, 2023	January 1, 2023
		Year Ended	through	through
$ in thousands	Line item	December 31, 2024	December 31, 2023	June 7, 2023
Operating lease costs	General and administrative	$624	$260	$85

Financing lease costs:
Amortization of right-of-use assets	Depreciation, amortization, and accretion	$18	$—	$—
Interest on lease liabilities	Interest income (expense)	15	—	—
Total finance lease costs		$33	$—	$—
The following is a summary of the weighted-average lease term and discount rate:

	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases	4.3 years	4.9 years
Weighted-average remaining lease term - finance leases	1.7 years	—
Weighted-average discount rate - operating leases	9.1%	8.0%
Weighted-average discount rate - finance leases	14.0%	—
The following table presents the future minimum lease payments that the Company expects to make under its operating and finance leases as of December 31, 2024:

$ in thousands	Operating leases	Finance leases
2025	$730	$199
2026	782	132
2027	803	—
2028	790	—
2029	277	—
2030 and thereafter	43	—
Total lease payments	$3,425	$331
Less: imputed interest	(617)	(34)
Present value of lease liabilities	$2,808	$297
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

Audited Financial Statements of NET Power Inc. - Table of Contents
On February 28, 2024, the Company entered into an office space lease agreement for commercial office space in Houston, Texas (the “Atlas Tower Lease”), which became effective in July 2024. The Atlas Tower Lease has an original lease term of 68 months from the commencement date and includes an early termination option that enables the Company to end the lease at the end of its 44th month. The Company measured the lease liabilities and right-of-use asset associated with the Atlas Tower Lease upon commencement of the lease and recognized those balances over the lease term. As of December 31, 2024, the Company determined that it is unlikely to exercise the termination option associated with the Atlas Tower Lease; therefore, the above minimum lease payments do not consider the effects of the termination option on the lease term.
Land Leases
On March 8, 2024, the Company entered into a land lease with a subsidiary of Occidental Petroleum, a related party, which became effective on December 1, 2024. The lease has an initial term of 60 months from the commencement date and may be extended for up to three consecutive periods of ten years. Additionally, the lease contains an option to purchase the land during the lease term. As of December 31, 2024, the Company has determined it is not probable that the purchase option or the lease extensions will be exercised and, therefore, these cash flows were excluded from the initial measurement of the lease obligation.
The Company leases the land under the Demonstration Plant in La Porte, Texas. During the second quarter of 2024, the Company entered into a lease amendment extending the lease term. The amended lease expires on the earlier of (i) January 1, 2031 or (ii) the termination of the Company’s oxygen supply agreement with the lessor. Lease payments for the land equal one dollar per year.
Refer to Note 16 — Commitments and Contingencies for discussion on the Company’s asset retirement obligations related to the Demonstration Plant.
Office Trailer Leases
On June 26, 2024, the Company entered into a lease agreement for two office trailers at the Demonstration Plant in La Porte, Texas, with an effective date of September 1, 2024. The lease has a term of 24 months and contains a purchase option where the Company may purchase the trailers at the end of the lease term; therefore, the Company classified the lease as a finance lease and recorded the right-of lease asset within Property, plant, and equipment, net in the consolidated balance sheets.
NOTE 11 — Shareholders' Equity
Class A Common Stock
Class A Common Stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders and do not have cumulative voting rights. Class A Common Stock is entitled to receive dividends (payable in cash, stock or otherwise), if any, as may be declared from time to time by the Company’s Board of Directors (the “Board”). In the event of liquidation, dissolution, distribution of assets or other winding up, Class A Common Stock is entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any outstanding shares of Preferred Stock.
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
In the event that a holder of Class B Common Stock elects to redeem Class B Common Stock and the corresponding Class A OpCo Units, the Company can exchange such Class B Common Stock for Class A Common Stock or cash at the sole discretion of the Company.
Earnout Shares and Restricted Shares
As part of the Business Combination, 128,908,518 Class A OpCo Units and a corresponding number of shares of Class B Common Stock, 7,624,999 Class B OpCo Units and a corresponding number of shares of Class B Common Stock and 54,047,495 shares of Class A Common Stock owned by the Sponsor, the Sponsor’s affiliates and private investors were subjected to certain vesting and transfer restrictions. Upon conversion of Class B OpCo Units to Class A OpCo Units, the 6,072,463 Class B OpCo Units subject to vesting and transfer restrictions became Class A OpCo Units.
Of the total shares subject to vesting and transfer restrictions, 986,775 Class A OpCo Units, all of which were formerly Class B OpCo Units, and a corresponding number of shares of Class B Common Stock vest in three equal tranches if the closing share price of the Class A Common Stock on the NYSE is greater than or equal to $12.00, $14.00, and $16.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023 and ending on the three-year anniversary of the Closing Date or the occurrence of a change in control event (the “Earnout Shares”).
Of the OpCo Units subject to transfer restrictions, 44,544,551 Class A OpCo Units (the “Price-Based Lock-up Shares”) may not be transferred until after the three-year anniversary of the Closing Date; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after June 23, 2023 exceeds (or, in the case of the 1,575,045 Class A OpCo Units that were formerly Class B OpCo Units, equals) (i) $12.00 per share, then one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, (ii) $14.00 per share, then an additional one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, and (iii) $16.00 per share, then all of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions.
On August 16, 2023, pursuant to the OpCo limited liability company agreement, all Class B OpCo Units converted into Class A OpCo Units on a one-for-one basis due to the exercise on such date by an OpCo Unitholder of its Class B OpCo Unit conversion right, which allowed the holder to convert its own Class B OpCo Units into Class A OpCo Units on a one-for-one basis.
During the period from June 8, 2023 through December 31, 2023 (Successor), the Company’s Class A Common Stock achieved the $12.00 per share and $14.00 per share prices necessary to cause two-thirds of the Earnout Shares to vest and to remove the lock-up provision from two-thirds of the Price-Based Lock-Up Shares. As of December 31, 2024, 328,925 Class A OpCo units and a corresponding number of shares of Class B Common Stock included in the Earnout Shares remain unvested. As of December 31, 2024, 14,848,184 Price-Based Lockup Shares remain restricted.
Redeemable Non-controlling Interest
The following table presents the Company and the non-controlling interest (“NCI”) ownership percentage of the membership interests in OpCo as of the following periods:

	December 31,
	2024	2023
Non-controlling interest holders	64.4%	66.4%
NET Power Inc.	35.6%	33.6%
The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value. As of December 31, 2024, the Company measured redeemable NCI at redemption value. As of December 31, 2023, the Company measured redeemable NCI at book value. The adjustment to redeemable NCI is recorded through Additional paid-in capital on the consolidated statement of shareholders' equity and mezzanine shareholders' equity.

Audited Financial Statements of NET Power Inc. - Table of Contents
The table below sets forth the calculation of net loss before income tax attributable to redeemable NCI holders for the following periods:

	Successor
		Period From
		June 8, 2023
	Year Ended	through
$ in thousands	December 31, 2024	December 31, 2023
Net loss before income tax	$(175,224)	$(147,523)
Redeemable non-controlling interest percentage	64.4%	66.4%
Net loss before income tax attributable to non-controlling interests	$(115,453)	$(98,760)

Tax-related Partnership Distribution

Under the Second Amended and Restated Limited Liability Company Agreement of OpCo, OpCo is required, when certain conditions are met, to make tax-related distributions to the Class A OpCo Unit holders. These conditions were met in 2024 and, as a result, during the fourth quarter of 2024, the Company made a tax-related partnership distribution of $4.8 million. The partnership distributions are recorded as a reduction of Redeemable non-controlling interest in subsidiary on the consolidated balance sheets. The Third Amended and Restated Limited Liability Company Agreement of OpCo was effective January 17, 2025. Under the amended agreement, future partnership distributions will not be required unless OpCo is in a taxable income position.
NOTE 12 — Share-Based Payments
Aggregate share-based compensation expense, net of forfeitures, was $33.7 million, $14.1 million, and $8.6 million for the year ended December 31, 2024 (Successor), the period from June 8, 2023 through December 31, 2023 (Successor), and the period from January 1, 2023 through June 7, 2023 (Predecessor), respectively.
OpCo Unit Awards (Predecessor and Successor)
As of December 31, 2024, there was $376 thousand of unrecognized share-based compensation expense related to unvested Class A OpCo Units granted under previous programs, which the Company expects to recognize over a weighted average period of three years.
The following table summarizes the activity of employee equity awards comprised of Class A OpCo Units and the corresponding quantity of shares of Class B Common Stock for the periods presented:

	Quantity			Calculated Value
	Successor		Predecessor	Successor		Predecessor
		Period From	Period From		Period From	Period From
		June 8, 2023	January 1, 2023		June 8, 2023	January 1, 2023
	Year Ended	through	through	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023	December 31, 2024	December 31, 2023	June 7, 2023
Unvested, beginning of period	848,415	1,895,122	226,494	$5.21	$4.95	$63.25
Granted	—	—	—	$—	$—	$—
Forfeited	—	(324,568)	—	$—	$5.66	$—
Vested	(606,745)	(30,069)	(107,418)	$5.03	$4.32	$63.18
Accelerated	—	(692,070)	—	$—	$4.32	$—
Unvested, end of period	241,670	848,415	119,076	$5.66	$5.21	$63.32
Restricted Stock Units (Successor)
During the year ended December 31, 2024 (Successor), there were 534,668 restricted stock units (“RSU”) awarded under the terms of the Net Power Inc. 2023 Omnibus Incentive Plan. As of December 31, 2024, there was $6.8 million of unrecognized share-based compensation expense related to unvested RSUs, which the Company expects to recognize over a weighted average period of three years. Generally, RSUs granted to employees and the majority of executives either cliff-

Audited Financial Statements of NET Power Inc. - Table of Contents
vest on the three-year anniversary of the date of grant or vest ratably on each anniversary of the date of grant over a three-year period. Annual awards granted to independent directors cliff-vest on the first anniversary of each award’s grant date.
Additionally, there were 1,257,467 RSUs awarded to certain legacy employees as permitted by the Business Combination agreement (the “Make-Whole Awards”). These RSUs vest upon occurrence of the following events, which are considered performance conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant, and (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant. The Make-Whole Awards expire ten years from the grant date. The Company will record compensation expense related to the Make-Whole Awards from the date the performance conditions are considered probable through the expected vesting dates. As of December 31, 2024, the performance conditions are not considered probable, therefore, no compensation cost has been recognized related to the Make-Whole Awards.
The following table presents a summary of RSU activity during the year ended December 31, 2024 (Successor):

	Quantity	Grant Date Fair Value Per Share
Unvested, beginning of period	443,221	$13.13
Granted	1,792,135	11.14
Forfeited	(34,723)	11.73
Vested	(68,846)	13.48
Unvested, end of period	2,131,787	$11.54
Performance Stock Units (Successor)
On April 2, 2024, there were 127,710 performance stock units (“PSUs”) awarded to certain executives for which the vesting occurs upon the achievement of specific market-based conditions related to the Company’s financial performance over a three-year period, modified based on the Company’s Relative Total Shareholder Return (“TSR”) and subject to final vesting based on the participant’s continued employment through the end of the requisite service period. The amount of awards that will ultimately vest for the PSU can range from 0% to 200% based on the TSR calculated over a three-year period. The fair value of the PSUs was determined using the Monte Carlo Simulation model and is being expensed over the three-year vesting period. The assumptions used to calculate the fair value of these awards were:

Weighted average expected life	3 years
Risk-free interest rates	4.4%
Expected volatility	68.0%
The following table presents a summary of PSU activity as of December 31, 2024 and the changes during the year ended December 31, 2024 (Successor):

	Quantity	Grant Date Fair Value Per Share
Unvested, beginning of period	—	$—
Granted	127,710	16.24
Forfeited	—	—
Vested	—	—
Unvested, end of period	127,710	$16.24
As of December 31, 2024, there was $1.6 million of unrecognized share-based compensation expense related to unvested PSUs.

Audited Financial Statements of NET Power Inc. - Table of Contents
Stock Options (Successor)
On April 2, 2024, the Company granted stock options to its Chief Executive Officer to purchase 2,459,893 shares of common stock of the Company with an exercise price of $11.30 per share and an expiration date of April 2, 2034. The stock options vest and become exercisable upon satisfaction of the following performance and market conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant, (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant, and (iii) a closing share price above $30 per share for 60 consecutive trading days (or the equivalent when adjusted for any stock splits, reverse stock splits, and cumulative dividends paid per share until the vesting date). The Company will recognize compensation expense from the date the performance conditions become probable through the expected vesting date. As of December 31, 2024, the performance conditions are not considered probable; therefore, no expense has been recognized related to these stock options.
The grant date fair value of stock options granted was $21.0 million and was estimated using the Monte Carlo Simulation model. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions:

Weighted average expected life	3.35 years
Risk-free interest rates	4.27%
Expected volatility	80%
BHES JDA (Predecessor and Successor)
The following table presents the quantity and value of equity issued to BHES as payment for costs incurred pursuant to the BHES JDA (Note 15). The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional paid-in capital on the consolidated balance sheets and the consolidated statement of shareholders' equity and mezzanine shareholders' equity. The following table displays the expense recognized in our consolidated statement of comprehensive income for shares distributed as payment for services rendered under the terms of the BHES JDA during the periods described below:

	Quantity			Expense Recognized
	Successor		Predecessor	Successor		Predecessor
		Period From	Period From		Period From	Period From
		June 8, 2023	January 1, 2023		June 8, 2023	January 1, 2023
	Year Ended	through	through	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023	December 31, 2024	December 31, 2023	June 7, 2023
Membership Interests	—	—	9,210	$—	$—	$1,943
Class A OpCo Units	3,797,686	1,236,265	296,160	25,103	8,172	1,958
Class B Common Stock	3,797,686	1,236,265	296,160	—	—	—
Total				$25,103	$8,172	$3,901

Shares issued as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17.5 million to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $8.0 million related to such issuances.
BHES may earn additional shares under the terms of the Amended and Restated JDA (“BHES Bonus Shares”) if it meets certain contractually stipulated project milestones related to the development of our technology. The Company determined that BHES’s achievement of each of these milestones is probable in accordance with the guidance in ASC Topic 718, Share-Based Payments; therefore, the Company recognizes the compensation cost associated with milestone share-based payments ratably over the expected service period. The following table disaggregates the variable share-based compensation payable to BHES should it meet its milestone objectives:

$ in thousands	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA	January 2027	$23,607	$3,738	$27,345

Audited Financial Statements of NET Power Inc. - Table of Contents
Additionally, BHES received 1,500,265 Class A OpCo Units and a corresponding number of shares of Class B Common Stock in conjunction with the consummation of the Business Combination.
Refer to Note 15 — Related Party Transactions for additional information related to the BHES JDA.
NOTE 13 — Loss per Share/Unit
Basic loss per share attributable to shareholders is calculated by dividing net loss attributable to shareholders by the weighted-average number of shares outstanding during the period. Diluted loss per share attributable to shareholders includes the effect of potentially dilutive common shares outstanding.
Successor Period
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the following periods:

	Successor
		Period From
		June 8, 2023
	Year Ended	through
$ in thousands, except for share and per share data	December 31, 2024	December 31, 2023
Numerator
Net loss after income tax	$(164,644)	$(141,816)
Net loss attributable to Net Power Inc.	$(49,191)	$(43,056)
Denominator
Weighted-average number shares outstanding, basic and diluted	73,396,761	69,755,848
Loss per share attributable to shareholders, basic and diluted	$(0.67)	$(0.62)
Based on the amounts outstanding at December 31, 2024 and December 31, 2023, the Company excluded the following financial instruments from the computation of diluted loss per share because their inclusion would be anti-dilutive:

	December 31,
Anti-Dilutive Instrument	2024	2023
Public Warrants	8,620,535	8,622,235
Private Placement Warrants	10,900,000	10,900,000
Earnout Shares	328,925	328,925
BHES Bonus Shares	2,068,416	2,068,416
Unvested Class A OpCo Units	241,670	848,415
Vested Class A OpCo Units	141,470,217	141,304,030
Unvested RSUs	874,328	443,221
Unvested PSUs	127,710	—
Make-Whole Awards	1,257,467	—
Stock Options	2,459,893	—
Total	168,349,161	164,515,242

In the Successor Period, only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the year ended December 31, 2024.

Audited Financial Statements of NET Power Inc. - Table of Contents
Predecessor Period
For the period from January 1, 2023 through June 7, 2023 (Predecessor), the Company excluded 119,076 unvested profit interests from the computation of diluted net loss per unit because their inclusion would be anti-dilutive.
The following table sets forth the computation of the Company’s basic and diluted net loss per unit for the following period:

Predecessor
Period From
January 1, 2023
through
$ in thousands, except for share and per share data	June 7, 2023
Numerator
Net loss after income tax	$(34,176)
Net loss attributable to membership interest holders	$(34,176)
Denominator
Weighted-average number membership interests outstanding, basic and diluted	3,766,871
Net loss per unit attributable to membership interest holders, basic and diluted	$(9.07)
NOTE 14 — Income Taxes
Prior to the Closing Date, NET Power, LLC was considered a pass-through entity for state and federal income taxes. As such, NET Power, LLC’s income or loss was allocated to its partners and no income tax expense (benefit) was recognized.
The Company did not have any foreign components of net loss before income taxes during the period from June 8, 2023 through December 31, 2023 (Successor). The following table presents the components of the Company’s net loss before income tax:

Successor
Year Ended
$ in thousands	December 31, 2024
United States	$(175,032)
Foreign	(192)
Total net loss before income tax	$(175,224)

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table presents the components of the Company’s current and deferred income taxes:

	Successor
		Period From
		June 8, 2023
	Year Ended	through
$ in thousands	December 31, 2024	December 31, 2023
Federal
Current tax expense	$—	$—
Deferred tax benefit	10,491	5,542
Total federal	10,491	5,542

State and local
Current tax expense	—	—
Deferred tax benefit	89	165
Total state and local	89	165
Total	$10,580	$5,707

The following table presents the Company’s effective income tax rate:

	Successor
		Period From
		June 8, 2023
	Year Ended	through
	December 31, 2024	December 31, 2023
U.S. federal statutory rate	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	0.1%	0.1%
Non-controlling interests	(13.8)%	(14.1)%
Equity transactions	—%	(3.8)%
Change in investment in OpCo	—%	(2.5)%
Valuation allowance	—%	3.7%
Warrants	(3.0)%	—%
R&D Credit	0.5%	—%
Other	1.2%	(0.5)%
Effective tax rate	6.0%	3.9%

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table presents the effects of temporary differences arising from deferred income taxes:

	December 31,
$ in thousands	2024	2023
Deferred tax assets
Federal net operating losses	$4,808	$1,976
State net operating losses	551	186
Investment in OpCo	10,816	62,972
R&D credit carryforward	1,308	—
Other	74	—
Deferred tax assets, gross	17,557	65,134
Valuation allowance	(11,293)	(62,972)
Deferred tax assets, net	6,264	2,162

Deferred tax liabilities
Property, plant, and equipment and developed technology	—	(59,881)
Warrants	(10,570)	—
Deferred tax liabilities, gross	(10,570)	(59,881)

Deferred tax liabilities, net	$(4,306)	$(57,719)

As of December 31, 2024, the Company recorded a deferred tax asset of $17.6 million, which was partially offset by a valuation allowance of $11.3 million. The change in the valuation allowance of $51.7 million for the year ended December 31, 2024 is primarily due to the change in the balance of the deferred tax asset attributable to Net Power Inc.’s investment in OpCo. The Company considered sources of income and determined that the deferred tax assets in the amount of $11.3 million and $63.0 million were more-likely-than-not to be realized as of December 31, 2024 and 2023 and therefore established a valuation allowance as of the respective dates.
During 2024, the Company completed its estimate of deferred taxes as of the Closing Date and finalized its purchase price allocation, which resulted in a measurement adjustment that reduced the deferred tax liability on property, plant, and equipment along with a corresponding reduction to goodwill. Refer to Note 7 — Goodwill and Intangible Assets for additional information.

As of December 31, 2024, the Company has federal, state, and foreign income tax net operating loss carryforwards of $22.9 million, $22.9 million, and $192 thousand. The Company recorded a $4.8 million deferred tax asset for the federal net operating loss which will carry forward indefinitely. The Company recorded a $551 thousand deferred tax asset for state net operating loss and a $73 thousand deferred tax asset for foreign net operating loss, which was offset by a $477 thousand valuation allowance based on the determination that a portion of these losses is not more likely than not to be realized. State and foreign net operating loss carryforwards will begin to expire in 2043. The Company also recognized $1.3 million of R&D credit carryforward which will begin to expire in 2043.
As of December 31, 2024, the Company recorded no unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate. The measurement of unrecognized tax benefits is not expected to significantly change during the twelve months following the date of the consolidated balance sheets. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to comply with applicable accounting guidance.
The Company and its subsidiaries file U.S. federal income tax returns as well as tax returns in various state jurisdictions. OpCo files U.S. federal and state tax returns. Generally, tax years between 2020 and 2023 remain open to examination by the tax authorities in these jurisdictions.
Although the outcomes of tax examination are uncertain, management believes that adequate provisions for income taxes have been made. If outcomes differ materially from management’s estimates, those outcomes could have a material impact

Audited Financial Statements of NET Power Inc. - Table of Contents
on the Company’s financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.
Tax Receivable Agreement
As of December 31, 2024, the Company recorded a liability of $21.0 million related to its projected obligations under the TRA, which is recorded as Tax Receivable Agreement liability on the Company’s consolidated balance sheets. This obligation arose because of qualifying exchanges of Class A OpCo Units.
NOTE 15 — Related Party Transactions
The following table summarizes the related party transactions included in the consolidated statements of operations and comprehensive loss:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
S in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Master services agreement administrative costs	$119	$84	$80
Engineering support provided by former board member	—	—	97
General and administrative	$119	$84	$177

Master services agreement costs for Demonstration Plant	$1,585	$643	$530
BHES JDA	—	—	11,713
Research and development	$1,585	$643	$12,243

Option settlement – related party	$—	$79,054	$—
Master Services Agreements
A significant shareholder has provided the Company with patent administration services related to the development of the Net Power Cycle. In the Predecessor Period, this shareholder also provided marketing services and technology maintenance services. These totals are included in General and administrative on the consolidated statements of operations and comprehensive loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the Demonstration Plant. These totals are reflected in Research and development on the consolidated statements of operations and comprehensive loss.
The Company had $325 thousand and $142 thousand in current liabilities payable to related parties as of December 31, 2024 and December 31, 2023, respectively, on the consolidated balance sheets related to these services. These related party payables are unsecured and are due on demand.
Engineering Support Provided by Former Board Member
A shareholder, who is also a former board member, supported the Company with regard to general business oversight and with the operation of the Demonstration Plant. These expenses are reflected in Research and development on the consolidated statements of operations and comprehensive loss prior to the Business Combination. The counterparty ceased being a related party on June 8, 2023 upon completion of the Business Combination.

Audited Financial Statements of NET Power Inc. - Table of Contents
BHES JDA
On February 3, 2022, the Company entered into a Joint Development Agreement with affiliates of Baker Hughes Energy Services LLC (“BHES”), which is a shareholder of the Company (the “Original JDA”). The Original JDA’s counterparties subsequently amended the agreement’s terms on June 30, 2022 and December 13, 2022 (the “Amended and Restated JDA”, and collectively with the Original JDA, the “BHES JDA”). The Amended and Restated JDA represents a contract that engages BHES to invest in, develop, and deploy the Net Power Cycle in collaboration with the Company. The Amended and Restated JDA entitles BHES to payments of cash and issuances of equity in exchange for services related to the development and commercialization of the technology. Subsequent to the Business Combination, the Company records the measurement of services provided by BHES within Research and development on the consolidated statements of operations and comprehensive loss. Prior to June 8, 2023 (Successor), BHES was considered a related party due to the size of their ownership of the Company and because an employee of BHES served on the Company’s Board of Directors. Subsequent to the Business Combination, neither BHES nor its affiliates occupy seats on the Company’s Board of Directors and its percentage of ownership fell below 5%; therefore, BHES no longer qualifies as a related party after June 7, 2023 (Predecessor).
Lease
Refer to Note 10 — Leases for a discussion of the lease with a subsidiary of Occidental Petroleum Corporation (“Occidental Petroleum”).
Option Settlement
One of the Company’s shareholders owned an option to purchase up to 711,111 membership interests from NET Power, LLC if NET Power, LLC met certain performance conditions, which it did not achieve prior to the close of the Business Combination. Immediately prior to the close of the Business Combination, the option holder received 247,655 NET Power, LLC membership interests with a value of approximately $79.1 million in exchange for retiring the purchase option. The membership interests converted into 7,905,279 Class A OpCo Units and a corresponding quantity of shares of Class B Common Stock in conjunction with the Business Combination. The loss generated from the settlement of the share purchase option is recorded as Option settlement – related party expense on the consolidated statements of operations and comprehensive loss.
NOTE 16 — Commitments and Contingencies
Litigation
In conjunction with the Business Combination, the Company entered into a settlement agreement with a RONI shareholder related to certain disclosures made in the registration statement filed by RONI for the Business Combination. The settlement amount did not have a material effect on the consolidated financial statements of the Company.
Asset Retirement Obligation
Under the terms of the lease for the Demonstration Plant, the Company is required to remove the Demonstration Plant and restore the land to post-clearing grade level. During 2024, the Company revised the estimate of its asset retirement obligation as a result of additional construction at the Demonstration Plant. The following table reconciles the beginning and ending balances of the asset retirement obligation as of the dates presented:

	Successor		Predecessor
		Period From	Period From
		June 8, 2023	January 1, 2023
	Year Ended	through	through
$ in thousands	December 31, 2024	December 31, 2023	June 7, 2023
Asset retirement obligation, beginning of period	$2,060	$1,967	$2,416
Revision of estimate	996	—	—
Accretion expense	209	93	102
Asset retirement obligation, end of period	$3,265	$2,060	$2,518

Audited Financial Statements of NET Power Inc. - Table of Contents
Unconditional Purchase Obligations
The Company has committed to purchase industrial components for installation at its Demonstration Plant and its first commercial power plant. The Company pays for these components in installments aligned to contractual milestones. In accordance with ASC Topic 440, Commitments, the Company does not recognize these commitments on the consolidated balance sheets.
As of December 31, 2024, the Company had $76.1 million of remaining purchase obligations through February 2027 related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock. In addition, the Company had $89.6 million of additional remaining asset purchase obligations through 2026.