Form 10-Q
period 2025-03-31
NET Power Inc.
filed 2025-05-12
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 77,726,852 shares of Class A Common Stock and 141,340,211 shares of Class B Common Stock as of May 9, 2025.

Certain Defined Terms
For the definitions of certain defined terms used throughout this Quarterly Report on Form 10-Q (this “Report”), please refer to the section entitled “Certain Defined Terms” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the ability of the Company to retain its management and key employees; (iii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively; (iv) the capital-intensive nature of the Company’s business model, which will likely require the Company to raise additional capital in the future; (v) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (viii) the Company’s ability to establish and maintain supply relationships; (ix) risks related to the Company’s arrangements with third parties for the development, commercialization and deployment of technology associated with the Company’s technology; (x) risks related to the Company’s other strategic investors and partners; (xi) the Company’s ability to successfully commercialize its operations; (xii) the availability and cost of raw materials; (xiii) the ability of the Company’s supply base to scale to meet the Company’s anticipated growth; (xiv) the Company's ability to expand internationally; (xv) the Company’s ability to update the design, construction, and operations of its technology; (xvi) the impact of potential delays in discovering manufacturing and construction issues; (xvii) the possibility of damage to the Company’s Texas facilities as a result of natural disasters; (xviii) the ability of commercial plants using the Company’s technology to efficiently provide net power output; (xix) the Company’s ability to obtain and retain licenses; (xx) the Company’s ability to establish an initial commercial scale plant; (xxi) the Company’s ability to license to large customers; (xxii) the Company’s ability to accurately estimate future commercial demand; (xxiii) the Company’s ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxiv) the Company’s ability to comply with all applicable laws and regulations; (xxv) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xxvi) any political or other disruptions in gas producing nations; (xxvii) the Company’s ability to protect its intellectual property and the intellectual property it licenses; (xxviii) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations; (xxix) potential litigation that may be instituted against the Company; and (xxx) other risks and uncertainties indicated in Part I, Item 1A of the Annual Report and other documents subsequently filed with the SEC by the Company.

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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except par value

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$300,030	$329,230
Short-term investments	100,000	100,000
Investments in securities, available-for-sale	90,675	78,344
Interest receivable	5,130	3,682
Prepaid expenses and other current assets	2,080	1,774
Total current assets	497,915	513,030
Long-term assets
Restricted cash	2,458	2,446
Investments in securities, available-for-sale	10,051	22,628
Intangible assets, net	1,224,938	1,241,343
Goodwill	—	359,847
Property, plant, and equipment, net	100,042	151,470
Operating lease right-of-use assets	2,600	2,699
Other long-term assets	915	652
Total assets	$1,838,919	$2,294,115

LIABILITIES, MEZZANINE SHAREHOLDERS' EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$849	$3,092
Accrued liabilities	10,174	7,407
Due to related parties	9,485	6,537
Operating lease liabilities, current portion	674	683
Finance lease liabilities, current portion	187	187
Total current liabilities	21,369	17,906
Earnout Shares liability	82	1,958
Warrant liability	8,994	81,283
Asset retirement obligation	3,345	3,265
Non-current operating lease liabilities	1,829	2,125
Non-current finance lease liabilities	70	110
Tax Receivable Agreement liability	—	20,974
Deferred taxes	4,703	4,306
Total liabilities	40,392	131,927

Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (Continued) (Unaudited)
In thousands, except par value

	March 31,	December 31,
	2025	2024
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	1,161,316	1,506,584

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Common Stock, $.0001 par value; 520,000 shares authorized; 77,063 shares issued and outstanding as of March 31, 2025 and 76,760 shares issued and outstanding as of December 31, 2024	8	8
Class B Common Stock, $.0001 par value; 310,000 shares authorized; 140,566 shares issued and outstanding as of March 31, 2025 and 139,691 shares issued and outstanding as of December 31, 2024	14	14
Additional paid-in capital	872,545	771,594
Accumulated other comprehensive loss	38	32
Accumulated deficit	(235,394)	(116,044)
Total shareholders' equity	637,211	655,604
Total liabilities, mezzanine shareholders' equity, and shareholders' equity	$1,838,919	$2,294,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except per share data

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses
General and administrative	8,691	6,409
Sales and marketing	1,187	751
Research and development	22,600	11,242
Project development	4,490	324
Goodwill impairment and other charges	415,897	—
Depreciation, amortization, and accretion	21,688	20,057
Total operating expenses	474,553	38,783

Operating loss	(474,553)	(38,783)

Other income (expense)
Interest income	5,880	7,690
Change in Earnout Shares liability and Warrant liability	74,165	(14,577)
Change in Tax Receivable Agreement liability	21,317	—
Other income	2	—
Net other income (expense)	101,364	(6,887)

Net loss before income tax	(373,189)	(45,670)
Income tax (expense) benefit	(397)	4,038
Net loss after income tax	(373,586)	(41,632)
Net loss attributable to non-controlling interests	(254,236)	(30,211)
Net loss attributable to NET Power Inc.	(119,350)	(11,421)

Other comprehensive income
Unrealized gain on investments	16	662
Total other comprehensive income	16	662

Comprehensive loss	(373,570)	(40,970)
Comprehensive loss attributable to non-controlling interests	(254,226)	(29,773)
Comprehensive loss attributable to NET Power Inc.	$(119,344)	$(11,197)

Loss per share of Class A Common Stock, basic and diluted	$(1.55)	$(0.16)

Weighted average shares of Class A Common Stock, basic and diluted	76,997	71,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Mezzanine Shareholders' Equity and Shareholders' Equity (Unaudited)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	76,760	$8	139,691	$14	$771,594	$32	$(116,044)	$655,604	$1,506,584
Redemption of Class B Common Stock	300	—	(300)	—	1,489	—	—	1,489	(1,489)
Issuance of Class A Common Stock	3	—	—	—	41	—	—	41	(14)
Increase in Tax Receivable Agreement liability from qualifying exchanges	—	—	—	—	(343)	—	—	(343)	—
Unrealized gain on investments	—	—	—	—	—	6	—	6	10
Amortization of share-based payments	—	—	1,175	—	1,172	—	—	1,172	9,053
Adjustment of redeemable non-controlling interest to book value	—	—	—	—	98,592	—	—	98,592	(98,592)
Net loss	—	—	—	—	—	—	(119,350)	(119,350)	(254,236)
Balance at March 31, 2025	77,063	$8	140,566	$14	$872,545	$38	$(235,394)	$637,211	$1,161,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Mezzanine Shareholders' Equity and Shareholders' Equity (Continued) (Unaudited)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	71,278	$7	141,787	$14	$851,841	$—	$(66,853)	$785,009	$1,545,905
Redemption of Class B Common Stock	680	—	(680)	—	74	—	—	74	(74)
Issuance of Class A Common Stock	13	—	—	—	4,032	—	—	4,032	(4,005)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	(567)	—	—	(567)	—
Unrealized gain on investments	—	—	—	—	—	224	—	224	438
Amortization of share-based payments	—	—	694	—	647	—	—	647	5,622
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(118,225)	—	—	(118,225)	118,225
Net loss	—	—	—	—	—	—	(11,421)	(11,421)	(30,211)
Balance at March 31, 2024	71,970	$7	141,802	$14	$737,802	$224	$(78,274)	$659,773	$1,635,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss after income tax	$(373,586)	$(41,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	21,688	20,031
Goodwill impairment and other charges	415,897	—
Non-cash (income) expense	(646)	29
Deferred taxes	397	(4,039)
Change in fair value of Earnout Shares liability and Warrant liability	(74,165)	14,577
Change in Tax Receivable Agreement liability	(21,317)	—
Share-based compensation expense	10,196	6,269
Changes in operating assets and liabilities:
Accounts receivable, net	—	58
Interest receivable	(1,416)	1,396
Prepaid expenses and other current assets	(306)	230
Other long-term assets	(263)	—
Accounts payable	(2,243)	2,078
Accrued liabilities	2,442	(1,589)
Due to related parties	2,948	(71)
Net cash used in operating activities	(20,374)	(2,663)

Cash flows from investing activities:
Purchases of available-for-sale securities	(24,670)	(96,148)
Maturities of available-for-sale securities	25,350	—
Capitalized software	(513)	—
Purchase of property, plant and equipment	(8,931)	(9,521)
Net cash used in investing activities	(8,764)	(105,669)

Cash flows from financing activities:
Payments on finance lease obligations	(50)	—
Net cash used in financing activities	(50)	—

Net decrease in cash, cash equivalents, and restricted cash	(29,188)	(108,332)

Cash, cash equivalents, and restricted cash, beginning of period	331,676	536,927
Cash, cash equivalents, and restricted cash, end of period	$302,488	$428,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)
In thousands

	Three Months Ended March 31,
	2025	2024
Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$254	$(1,884)

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$300,030	$428,595
Restricted cash	2,458	—
Total cash, cash equivalents, and restricted cash	$302,488	$428,595
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information; however, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements for the year ended December 31, 2024 and include all adjustments, which consist of only normal and recurring adjustments, necessary for fair statement. Certain prior period financial information has been reclassified to conform to current period presentation.
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025 (the “2024 Annual Report”).

NOTE 2 — Significant Accounting Policies
The Company’s significant accounting policies used to prepare these condensed consolidated financial statements, unless otherwise noted below, are consistent with those used for the fiscal year ended December 31, 2024. Accordingly, refer to Note 2 to the consolidated financial statements in the 2024 Annual Report for the Company’s significant accounting policies.
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

Segment Reporting
In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has one operating segment and one reportable segment, which includes all of the Company’s consolidated accounts. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM focuses on consolidated Operating income (loss), with a focus on research and development and general and administrative expenses, along with interest income to assess the Company’s performance and allocate resources. Refer to the condensed consolidated financial statements for significant segment expenses and assets regularly provided to the CODM.
Accounting Standards Not Yet Adopted
During December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires companies to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state, and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state, and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for the Company for calendar years beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating the impact to its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the consolidated statements of operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact the new accounting standard will have on its expense disclosures.
NOTE 3 — Investments
The Company has two types of investments: (i) a certificate of deposit and (ii) investments in securities which are classified as available-for-sale.
The entire balance of $100 million of the certificate of deposit is included within short-term investments on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The interest receivable on the certificate of deposit was $4.2 million and $2.9 million at March 31, 2025 and December 31, 2024, respectively, and is included in Interest receivable on the condensed consolidated balance sheets.

The following tables presents the Company’s available-for-sale investments included in the condensed consolidated balance sheets:

$ in thousands	March 31, 2025
Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$5,711	$8	$5,719
Commercial paper	19,863	—	19,863
U.S. treasuries	64,973	120	65,093
Total	$90,547	$128	$90,675

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
U.S. treasuries	$10,001	$50	$10,051
Total	$10,001	$50	$10,051

$ in thousands	December 31, 2024
Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$11,006	$15	$11,021
Commercial paper	8,629	—	8,629
U.S. treasuries	58,637	57	58,694
Total	$78,272	$72	$78,344

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
U.S. treasuries	$22,538	$90	$22,628
Total	$22,538	$90	$22,628
The cost of securities sold is based on the specific-identification method. During the three months ended March 31, 2025 and 2024, there were no securities sold. There were no credit losses recognized during the three months ended March 31, 2025 and 2024. The Company established no allowances for credit losses as of March 31, 2025 and December 31, 2024. The Company’s long-term available-for-sale investments mature through December 2026.
NOTE 4 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the Company utilized to determine the fair value:

		March 31,	December 31,
$ in thousands	Level	2025	2024
Assets
Available-for-sale investments	1	$100,726	$100,972
Short-term investments	2	100,000	100,000
Total assets		$200,726	$200,972

Liabilities
Public Warrants	1	$2,672	$31,034
Private Placement Warrants	3	6,322	50,249
Earnout Shares	3	82	1,958
Total liabilities		$9,076	$83,241

The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
$ in thousands	2025	2024
Balance of recurring Level 3 liabilities at beginning of period	$52,207	$38,622
Change in Earnout Shares liability and Private Placement Warrant liability	(45,803)	8,542
Change in Option liability	—	—
Issuances	—	—
Payments	—	—
Balance of recurring Level 3 liabilities at end of period	$6,404	$47,164
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
Warrants
The Public Warrants are exercisable for 8,624,974 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company’s Class A Common Stock price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company’s Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire five years after the Closing Date. The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the fair value of the Public Warrants is considered a Level 1 fair value measurement.
The Private Placement Warrants are exercisable for 10,900,000 shares of Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants expire five years after the Closing Date. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable as long as they are held by the initial purchasers or their permitted transferees. The Private Placement Warrants and Class A Common Stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $2.63 as of March 31, 2025 with a strike price of $11.50 per share. The volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered a Level 3 fair value measurement.

The following table contains the key inputs used in the valuations of the Private Placement Warrants:

	March 31, 2025	December 31, 2024
Term (in years)	3.19	3.44
Volatility	80.0%	59.3%
Risk-free rate	3.8%	4.2%
Earnout Shares

The fair value of the Earnout Shares (as defined in Note 6 to the consolidated financial statements included in the 2024 Annual Report) is estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company’s daily volume-weighted average share price. Historically, the volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the historical volatility of the Company’s Class A common stock, and the implied volatility of the Public Warrants. For the valuation as of March 31, 2025, the volatility assumption is based on the Company’s own historical volatility, implied volatility on the Company’s own common stock options, and the implied volatility of the Public Warrants.
The following table contains the key inputs used in the valuations of the Earnout Shares:

	March 31, 2025	December 31, 2024
Term (in years)	1.19	1.43
Volatility	86.4%	59.7%
Risk-free rate	3.9%	4.1%
NOTE 5 — Goodwill and Intangible Assets
Goodwill
Goodwill represents the future economic benefits derived from the Company’s unique market position, the growth attributable to the Net Power Cycle and the Company’s assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill is allocated to the Company’s sole reportable segment and reporting unit.
The following table presents the changes to goodwill included in the condensed consolidated balance sheets:

	March 31,	December 31,
$ in thousands	2025	2024
Balance at the beginning of the period	$359,847	$423,920
Impairment	(359,847)	—
Measurement adjustments	—	(64,073)
Balance at the end of the period	$—	$359,847
During the second quarter of 2024, the Company completed its estimate of deferred taxes as of the Closing Date and finalized its purchase price allocation, which resulted in a measurement adjustment that reduced goodwill by $64.1 million.
In March 2025, the Company assessed its goodwill for impairment. Due to a change in the Company’s business plan, as discussed below, and related sustained decrease in the Company’s market capitalization, the Company concluded that it was more likely than not that the fair value was less than its carrying amount as of March 31, 2025. As a result, the Company fully impaired its goodwill and recorded an impairment of $359.8 million during the three months ended March 31, 2025, which is included in Goodwill impairment and other charges on the condensed consolidated statements of operations and comprehensive loss.

Definite-Lived Intangible Assets
The following tables summarize the Company’s definite-lived intangible assets included in the condensed consolidated balance sheets:

	March 31,			December 31,
	2025			2024
$ in thousands	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$1,345,000	$(121,797)	$1,223,203	$1,345,000	$(104,985)	$1,240,015
Software(1)	1,861	(126)	1,735	1,407	(79)	1,328
Total definite-lived intangible assets	$1,346,861	$(121,923)	$1,224,938	$1,346,407	$(105,064)	$1,241,343
___________
(1) Software includes $0.7 million and $0.6 million related to software work-in-progress as of March 31, 2025 and December 31, 2024.
The Company evaluates its long-term assets for impairment when a triggering event occurs. During the quarter ended March 31, 2025, the Company identified a triggering event due to higher-than-expected indicative cost estimates for its first utility-scale project. The Company has since paused new purchase commitments for the project’s long-lead equipment and has commenced a value engineering exercise to determine project cost reductions and better understand the project’s expected economic feasibility.
As the Company is in the development stage, focusing on developing and commercializing its technology, it assessed its definite-lived intangible assets, the Demonstration Plant, and other corporate assets for impairment as an asset group. In this assessment, management used a probability-weighted cash flow analysis, incorporating estimated cash flows from the deployment of its technology and the value of the underlying intellectual property. Based on the recoverability test, no impairment was required.
The following table presents the Company’s amortization expense for the following periods:

	Three Months Ended March 31,
$ in thousands	2025	2024
Amortization expense	$16,873	$16,812
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter (in thousands):

Remaining 2025	$50,728
2026	67,637
2027	67,637
2028	67,637
2029	67,494
2030 and thereafter	903,805
Total	$1,224,938

NOTE 6 — Property, Plant, and Equipment
The following table summarizes the key classifications of property, plant, and equipment included in the condensed consolidated balance sheets:

	March 31,	December 31,
$ in thousands	2025	2024
Demonstration Plant	$122,741	$122,845
Furniture and equipment	1,084	1,069
Assets acquired under finance lease	349	349
Construction-in-progress	1,847	48,438
Total property, plant, and equipment, gross	126,021	172,701
Accumulated depreciation and amortization [1]	(25,979)	(21,231)
Total property, plant, and equipment, net	$100,042	$151,470
___________
(1) As of March 31, 2025 and December 31, 2024, $32 thousand and $18 thousand, respectively, of accumulated depreciation and amortization is related to amortization of the finance lease right-of-use assets.
As of December 31, 2024, Construction-in-progress in the table above includes capitalized costs related to Project Permian, the Company’s first utility-scale facility. During the first quarter of 2025, the Company initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long lead equipment releases. Consequently, $56.1 million of costs included in Construction-in-progress were expensed during the three months ended March 31, 2025. This amount is included in Goodwill impairment and other charges in the condensed consolidated statements of operations and comprehensive loss.
See discussion of the impairment test performed for the Demonstration Plant in Note 5 — Goodwill and Intangible Assets.
The following table presents the Company’s depreciation expense for the following periods:

	Three Months Ended March 31,
$ in thousands	2025	2024
Depreciation expense	$4,735	$3,176
NOTE 7 — Accrued Liabilities
Accrued liabilities in the condensed consolidated balance sheets consist of the following:

	March 31,	December 31,
$ in thousands	2025	2024
Incentive compensation	$992	$2,916
Capital expenditures	2,539	2,285
Accrued project expenses	3,708	—
Professional fees	1,271	1,143
Other accrued liabilities	1,664	1,063
Total accrued liabilities	$10,174	$7,407
NOTE 8 — Leases
On March 7, 2025, the Company entered into a building lease agreement for a warehouse in La Porte, Texas. The lease has an initial term of 62 months and commenced in April 2025, and the lease contains a renewal option of five years. The future minimum lease payments associated with this lease are approximately $2.2 million.

NOTE 9 — Redeemable Non-Controlling Interests in Subsidiary
The following table presents the Company and the non-controlling interest (“NCI”) ownership percentage of the membership interests in OpCo as of the following periods:

	March 31,	December 31,
	2025	2024
Non-controlling interest holders	64.5%	64.4%
NET Power Inc.	35.5%	35.6%
The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value. As of March 31, 2025, the Company measured redeemable NCI at book value. As of December 31, 2024, the Company measured redeemable NCI at redemption value. The adjustment to record redeemable NCI at book or redemption value is recorded through Additional paid-in capital on the condensed consolidated statement of mezzanine shareholders' equity and shareholders' equity.
OpCo’s net loss before income tax was attributed to redeemable NCI holders at 64.4% and 66.2% for the three months ended March 31, 2025 and 2024, respectively.
NOTE 10 — Share-Based Payments
Aggregate share-based compensation expense, net of forfeitures, was $10.2 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively.
Restricted Stock Units
As of March 31, 2025, there have been 980,155 restricted stock units (“RSU”) awarded under the terms of the Net Power Inc. 2023 Omnibus Incentive Plan. As of March 31, 2025, there was $5.8 million of unrecognized share-based compensation expense related to unvested RSUs, which the Company expects to recognize over a weighted average period of three years. Generally, RSUs granted to employees and the majority of executives either cliff-vest on the three-year anniversary of the date of grant or vest ratably on each anniversary of the date of grant over a three-year period. Annual awards granted to independent directors cliff-vest on the first anniversary of each award’s grant date.
Additionally, there were 1,257,467 RSUs awarded to certain legacy employees as permitted by the Business Combination agreement (the “Make-Whole Awards”). These RSUs vest upon occurrence of the following events, which are considered performance conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant, and (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant. The Make-Whole Awards expire ten years from the grant date. The Company will record compensation expense related to the Make-Whole Awards from the date the performance conditions are considered probable through the expected vesting dates. As of March 31, 2025, the performance conditions are not considered probable, therefore, no compensation cost has been recognized related to the Make-Whole Awards.
The following table presents a summary of RSU activity during the three months ended March 31, 2025:

In thousands, except per share data	Quantity	Grant Date Fair Value Per Share
Unvested, beginning of period	2,132	$11.54
Granted	2	10.59
Forfeited	(1)	11.30
Vested	(1)	13.23
Unvested, end of period	2,133	$11.53

Refer to Note 13 — Related Party Transactions for information related to the BHES JDA.
NOTE 11 — Loss per Share
Basic loss per share attributable to shareholders is calculated by dividing net loss attributable to shareholders by the weighted-average number of shares outstanding during the period. Diluted loss per share attributable to shareholders includes the effect of potentially dilutive common shares outstanding.
The following table sets forth the computation of the Company’s basic and diluted loss per share for the following periods:

	Three Months Ended March 31,
In thousands, except per share data	2025	2024
Numerator
Net loss after income tax	$(373,586)	$(41,632)
Net loss attributable to Net Power Inc.	$(119,350)	$(11,421)
Denominator
Weighted-average number shares outstanding, basic and diluted	76,997	71,895
Loss per share attributable to shareholders, basic and diluted	$(1.55)	$(0.16)
Based on the amounts outstanding at March 31, 2025 and 2024, the Company excluded the following financial instruments from the computation of diluted loss per share because their inclusion would be anti-dilutive (in thousands):

	March 31,
Anti-Dilutive Instruments	2025	2024
Public Warrants	8,621	8,622
Private Placement Warrants	10,900	10,900
Earnout Shares	329	329
BHES Bonus Shares	2,068	2,068
Unvested Class A OpCo Units	242	848
Vested Class A OpCo Units	141,243	141,275
Unvested RSUs	875	504
Unvested PSUs	128	—
Make-Whole Awards	1,257	—
Stock Options	2,460	—
Total	168,123	164,547

Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the three months ended March 31, 2025 and 2024.
NOTE 12 — Income Taxes
As of March 31, 2025, the Company estimated its annual effective tax rate to be 1.8%, and recorded a deferred income tax expense of $0.4 million, for the quarter. The annual effective tax rate varies from the statutory federal income tax rate due to amounts allocated to NCI, changes in the Company’s valuation allowance and other permanent items.

Tax Receivable Agreement
The actual amount and timing of any payments under the Tax Receivable Agreement (“TRA”) will vary depending upon a number of factors, including the timing of exchanges by the OpCo Class A unitholders, the amount and timing of the taxable income the Company generates in the future, and the federal tax rates then applicable, among other factors. The Company recognizes the TRA liability when the amount is probable and estimable.
Due to the Company’s decision to pause new purchase commitments for the project’s long-lead equipment and commencement of a value engineering exercise to determine project cost reductions and better understand the project’s expected economic feasibility, the Company has determined it was not more likely than not that its deferred tax assets subject to the TRA would be realized. Therefore, in March 2025, the Company reduced the TRA liability of $21.3 million to zero as payments related to the TRA are not considered probable as of March 31, 2025. The reduction is recorded in Change in Tax Receivable Agreement liability in the condensed consolidated statements of operations and comprehensive loss. If utilization of the Company’s deferred tax assets subject to the TRA become more likely than not in the future, the Company will reassess the probability of payments under the TRA and any such liability will be recognized as an expense in the condensed consolidated statements of operations and comprehensive loss.
NOTE 13 — Related Party Transactions
The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
$ in thousands	2025	2024
Master services agreement administrative costs	$27	$26
General and administrative	$27	$26

Master services agreement costs for Demonstration Plant	$708	$267
BHES JDA	17,827	8,346
Research and development	$18,535	$8,613
The Company had $9.5 million and $6.5 million in current liabilities payable to related parties as of March 31, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets related to the following services. These related party payables are unsecured and are due on demand.
Master Services Agreements
A significant shareholder provides the Company with patent administration services related to the development of the Net Power Cycle. These totals are included in General and administrative on the condensed consolidated statements of operations and comprehensive loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the Demonstration Plant. These totals are reflected in Research and development on the condensed consolidated statements of operations and comprehensive loss.
BHES JDA
On February 3, 2022, the Company entered into the Original JDA, which was subsequently amended and restated on June 30, 2022 and December 13, 2022 with BHES to invest in, develop, and deploy the Net Power Cycle in collaboration with the Company. The BHES JDA is settled in cash and issuances of equity in exchange for services related to the development and commercialization of the technology. The Company records the expense for services provided by BHES within Research and development on the condensed consolidated statements of operations and comprehensive loss. Upon the issuance of shares during the three months ended March 31, 2025, BHES’s ownership interest exceeded 5%; therefore, they are considered a related party for all periods presented.
The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statement of mezzanine shareholders' equity and shareholders' equity. The following table displays the expense recognized in our consolidated statement of comprehensive income for shares distributed as payment for services rendered under the terms of the BHES JDA during the periods described below:

	Quantity		Expense Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
$ in thousands	2025	2024	2025	2024
Class A OpCo Units	1,247,582	650,248	$8,247	$4,298
Class B Common Stock	1,247,582	650,248	—	—
Total			$8,247	$4,298

Shares issued as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17.5 million to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $9.6 million related to such issuances. Additionally, if the volume-weighted average price of the Company’s stock for ten consecutive trading days (“10-Day VWAP”) immediately preceding the payment date for services under the BHES JDA is less than $4.00 per share (the “Floor Price”), an incremental cash payment is required for the difference between the 10-Day VWAP and the Floor Price (the “BHES JDA Make-Whole Payment”). As of March 31, 2025, the Company had $2.5 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment.
BHES may earn additional shares (“BHES Bonus Shares”) if it meets certain proposed project milestones related to the development of our technology. The Company determined that BHES’s achievement of each of these milestones is probable; therefore, the Company recognizes the compensation cost associated with milestone share-based payments ratably over the expected service period. The following table disaggregates the variable share-based compensation payable to BHES should it meet its milestone objectives:

$ in thousands	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA	January 2027	$24,041	$3,304	$27,345
BHES Limited Notice to Proceed
Through March 31, 2025, the Company has incurred $22.0 million under a Letter of Limited Notice to Proceed for the Purchase of KPEP Long Lead Time Items with BHES, as amended, for the purchase of long-lead materials necessary for the procurement and manufacture of the turboexpander and related key process equipment and machinery for the Company’s first utility-scale power plant, along with related fees and services.
NOTE 14 — Commitments and Contingencies

Litigation

From time to time, the Company is party to certain legal actions and claims. Other than any such ordinary routine litigation incidental to the business and except as described below, the Company is not currently a party to, nor is our property currently subject to, any material legal proceedings, and the Company is not aware of any such proceedings contemplated by governmental authorities.

On April 18, 2025, an alleged stockholder of the Company (the “Plaintiff”), individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws against the Company, its Chief Executive Officer, President and Interim Chief Financial Officer, its former Chief Financial Officer and its former President and Chief Operating Officer (collectively, the “Defendants”) in the United States District Court for the Middle District of North Carolina (the “Complaint”). The Complaint purports to bring a federal securities class action on behalf of a class of persons and entities other than the Defendants who acquired the Company’s securities between June 9, 2023 and March 7, 2025 and asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Complaint alleges, among other things, that the Defendants made materially false and misleading statements related to the Company’s business, operations and prospects, including the timing and costs of developing Project Permian. The Plaintiff seeks, among other things, certification of a class, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees. The Company intends to vigorously defend against the claims brought by the Plaintiff in this matter. The Company cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
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

	March 31,	December 31,
$ in thousands	2025	2024
Asset retirement obligation, beginning of period	$3,265	$2,060
Revision of estimate	—	996
Accretion expense	80	209
Asset retirement obligation, end of period	$3,345	$3,265
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
As of March 31, 2025, the Company had $62.9 million of remaining purchase obligations through February 2027 related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock, plus any incremental cash payments that may be owed for periods where the 10-Day VWAP is less than $4.00 per share in the 10 trading days preceding the date on which shares are to be issued to BHES. In addition, the Company had $95.0 million of additional remaining asset purchase obligations through 2027. Refer to Note 13 — Related Party Transactions for additional information related to the BHES JDA.
NOTE 15 — Subsequent Events
In April 2025, the Company terminated certain members of its management team. As a result of these changes, the Company expects to record charges of $3.0 million to $3.3 million in severance costs and approximately $1.0 million to $1.3 million of costs related to the accelerated vesting of stock-based compensation during the second quarter 2025, subject to the execution of customary releases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the forepart of this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), as filed with the SEC on March 12, 2025.
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
Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, cost over-runs in the testing and operation of the Demonstration Plant and future utility-scale plants, technical problems with the Net Power Cycle, that could impact performance, potential supply chain issues, changes in tax policies and other incentives supporting carbon capture, our access to the capital needed to finance the development of utility and commercial-scale plants, and development of competing clean-energy technology sooner or at a lesser cost than the Net Power Cycle. Supply chain issues related to the manufacturing and transportation of key equipment, including as a result of tariffs imposed by the U.S. or other countries or other trade barriers, measures, or conflicts, may lead to a delay in our commercialization efforts, which could impact our results of operations, financial condition and prospects. Also, currency fluctuations, inflation, and tariffs and other trade barriers, measures or conflicts may significantly increase freight charges, raw material costs and other expenses associated with our business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.
Commencing Commercial Operations
Over the next several years, Net Power plans to conduct additional research and equipment validation testing campaigns at its Demonstration Plant. Additionally, Net Power began purchasing initial long-lead materials for its first utility-scale power plant (“SN1”) in 2024 with the intention of locating SN1 in the Permian Basin of West Texas (“Project Permian”). However, after completing the front-end engineering and design (“FEED”) process in December 2024, the initial cost estimates were higher than originally anticipated. In response, during the first quarter of 2025, Net Power commenced a post-FEED optimization and value engineering process. In March 2025, the Company suspended further long-lead equipment releases but value engineering and certain development work remains in progress. Provided we are successful in our value engineering process, the project would come online no earlier than 2029. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.

In addition to the value engineering process discussed above, major remaining development activities relating to completing construction of SN1 are similar to the activities we previously undertook to design, build, and commission the Demonstration Plant. These activities include: finalizing all permitting, supply and off-take contracts, obtaining the financing required to achieve a final investment decision, and constructing and commissioning the facility.

Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table sets forth our condensed results of operations data for the periods presented:

	Three Months Ended March 31,		$ Change	% Change
$ in thousands	2025	2024
Revenue	$—	$—	$—	n/a
Cost of revenue	—	—	—	n/a
Gross profit	—	—
Operating expenses
General and administrative	8,691	6,409	2,282	36%
Sales and marketing	1,187	751	436	58%
Research and development	22,600	11,242	11,358	101%
Project development	4,490	324	4,166	1286%
Goodwill impairment and other charges	415,897	—	415,897	n/a
Depreciation, amortization, and accretion	21,688	20,057	1,631	8%
Total operating expenses	474,553	38,783
Operating loss	(474,553)	(38,783)
Other income (expense)
Interest income	5,880	7,690	(1,810)	(24)%
Change in Earnout Shares liability and Warrant liability	74,165	(14,577)	88,742	(609)%
Change in Tax Receivable Agreement liability	21,317	—	21,317	n/a
Other income	2	—	2	n/a
Net other income (expense)	101,364	(6,887)
Net loss before income tax	(373,189)	(45,670)
Income tax (expense) benefit	(397)	4,038	(4,435)	(110)%
Net loss after income tax	(373,586)	(41,632)
Net loss attributable to non-controlling interests	(254,236)	(30,211)
Net loss attributable to NET Power Inc.	$(119,350)	$(11,421)

General and administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, and other consulting services. General and administrative expenses increased by $2.3 million, or 36%, for the three months ended March 31, 2025, as compared to the same period in 2024. This increase was due to increases in corporate headcount, higher professional fees for engineering and accounting services and franchise taxes.

Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs, consultants and information technology costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $0.4 million, or 58%, for the three months ended March 31, 2025, as compared to the same period in 2024. This increase was primarily attributable to costs associated with growth in employee headcount.
Research and development
Research and development (“R&D”) expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $11.4 million, or 101%, for the three months ended March 31, 2025, as compared to the same period in 2024. This increase was primarily due to more activity under the BHES JDA and related increased activity at the Demonstration Plant due to the ongoing testing campaign that commenced in the fourth quarter of 2024 and is expected to continue over the next several years. Additionally, the three months ended March 31, 2025 includes a $2.5 million accrual for the BHES JDA Make-Whole Payment. There was no such payment due for the same period in 2024.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $4.2 million, or 1,286%, for the three months ended March 31, 2025, as compared to the same period in 2024. Beginning in March 2025, the Company began expensing costs associated with Project Permian as the Company suspended further long lead equipment releases for the project while it performs a value engineering process to evaluate the feasibility of the project. For the three months ended March 31, 2025, the Company expensed $3.8 million of costs related to Project Permian.
Goodwill impairment and other charges
Goodwill impairment and other charges consists of $359.8 million related to goodwill impairment and $56.1 million in construction-in-progress costs associated with Project Permian. The Company fully impaired goodwill during the three months ended March 31, 2025 due to a change in the Company’s business plan and related sustained decrease in the Company’s market capitalization. Additionally, the Company expensed costs associated with the construction of Project Permian as management initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long lead equipment releases.
Depreciation, amortization, and accretion
Depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $1.6 million, or 8%, for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to new additions to the Demonstration Plant throughout 2024.
Interest income
Interest income (expense) decreased by $1.8 million, or 24%, for the three months ended March 31, 2025, as compared to the same period in 2024. Interest income decreased due to lower cash balances and interest rates, partially offset by investment accretion.
Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability was $88.7 million, or 609%, for the three months ended March 31, 2025, as compared to the same period in 2024. The change was primarily due to the changes in the market price of our Class A Common Stock, which correlates to the change in value of our Warrants. The Company’s stock price decreased $7.96 per share during the three months ended March 31, 2025 compared to an increase of $1.29 per share for the three months ended March 31, 2024.
Change in Tax Receivable Agreement liability
The change in Tax Receivable Agreement liability was $21.3 million, or 100.0%, for the three months ended March 31, 2025, as compared to the same period in 2024. During the three months ended March 31, 2025, the the TRA liability of $21.3 million was reduced to zero based on the determination that it was not more likely than not that its deferred tax assets subject to the TRA would be realized. Therefore, payments under the TRA are not considered probable as of March 31, 2025.
Income tax (expense) benefit
Income tax expense was $0.4 million for the three months ended March 31, 2025, compared to an income tax benefit of $4.0 million for the same period in 2024. This change was due to an increase in the Company’s valuation allowance, partially offset by a favorable permanent difference related to the change in the value of the Warrant liability as compared to the same period in 2024.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 64.4% of net loss before income tax for the three months ended March 31, 2025, as compared to 66.2% of net loss for the three months ended March 31, 2024. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo units for Class A PubCo shares, partially offset by the additional issuance of Class A OpCo units under the BHES JDA.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, short-term investments and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising capital through the sale of equity. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of our technology, general and administrative costs, and progress certain development activities related to SN1.
The following table summarizes our liquidity position:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$300,030	$329,230
Short-term investments	100,000	100,000
Available-for-sale securities	100,726	100,972
Total liquidity	$500,756	$530,202
The short-term investments are comprised of a single six-month certificate of deposit custodied by a domestic banking institution, and the available-for-sale securities are comprised of investment grade, fixed income securities. Additionally, our current liabilities were $21.4 million at March 31, 2025.
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
Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(20,374)	$(2,663)
Net cash used in investing activities	$(8,764)	$(105,669)
Net cash used in financing activities	$(50)	$—
Operating Activities
Cash used in operating activities increased $17.7 million for the three months ended March 31, 2025, as compared to the same period in 2024. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to higher R&D costs, including costs incurred under the BHES JDA, as we commenced the testing campaign at our Demonstration Plant during the fourth quarter of 2024, project development costs and the build out of the Company during 2024. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations as costs related to Project Permian are being expensed pending the results of the value engineering process initiated during the three months ended March 31, 2025.
Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities decreased $96.9 million as compared to the same period in 2024. Our cash used in investing activities for the three months ended March 31, 2024 primarily reflects the initial investments in available-for-sale securities during that period.
Financing Activities
Our cash provided by financing activities was generally consistent for the three months ended March 31, 2025, as compared to the same period in 2024.
Commitments and Contractual Obligations
Asset Retirement Obligation
We hold a lease for approximately 218,900 square feet of land under the Demonstration Plant. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the Demonstration Plant. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $3.3 million and $3.3 million as of March 31, 2025 and December 31, 2024, respectively.
Leases
As of March 31, 2025, future minimum lease payments attributable to the Company’s operating and finance lease arrangements are approximately $3.0 million and $0.3 million, respectively.

On March 7, 2025, the Company entered into a building lease agreement for a warehouse in La Porte, Texas with an initial term of 62 months commencing in April 2025. The lease contains a renewal option of five years. The future minimum lease payments associated with this lease are approximately $2.2 million.
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The lease for the Company’s corporate office space in Houston, Texas, commenced July 11, 2024. The Company also entered into a land lease agreement with a subsidiary of Occidental Petroleum, a related party, on March 8, 2024, for land in West Texas with commencement on December 1, 2024.
Additionally, the Company leases two office trailers at the Demonstration Plant in La Porte, Texas, with an effective date of September 1, 2024. The lease has a term of 24 months and contains a purchase option whereby the Company may purchase the trailers at the end of the lease term; therefore, the Company classified the lease as a finance lease.
Joint Development Agreement
As of March 31, 2025 and December 31, 2024, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA’s total value is $140 million, which assumes a fixed price per share. As of March 31, 2025, we recognized approximately $38.5 million of inception-to-date cash expenses and approximately $38.5 million of inception-to-date share-based expenses related to the BHES JDA. In addition, the Company may be required to make additional cash payments to BHES during periods when the volume-weighted average price of our Class A Common Stock is less than $4.00 per share in the 10 trading days preceding applicable quarterly share issuances under the terms of the BHES JDA (the “JDA Make-Whole Payment”). As of March 31, 2025, we recognized a liability of $2.5 million related to the JDA Make-Whole Payment.
Off-Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Purchase Commitments
As of March 31, 2025, we have committed to purchase certain components of industrial machinery for use at our Demonstration Plant and at SN1. The total gross commitments totaled $146.4 million. As of March 31, 2025, there was $95.0 million remaining related to these commitments.
Critical Accounting Policies and Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report.
Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies (“EGCs”) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGCs, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC at least through the end of 2025 and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

From time to time, the Company is party to certain legal actions and claims. Other than any such ordinary routine litigation incidental to the business and except as described below, we are not currently a party to, nor is our property currently subject to, any material legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.

On April 18, 2025, an alleged stockholder (the “Plaintiff”), individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws against us, our Chief Executive Officer, President and Interim Chief Financial Officer, our former Chief Financial Officer and our former President and Chief Operating Officer (collectively, the “Defendants”) in the United States District Court for the Middle District of North Carolina (the “Complaint”). The Complaint purports to bring a federal securities class action on behalf of a class of persons and entities other than the Defendants who acquired our securities between June 9, 2023 and March 7, 2025 and asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Complaint alleges, among other things, that the Defendants made materially false and misleading statements related to our business, operations and prospects, including the timing and costs of developing Project Permian. The Plaintiff seeks, among other things, certification of a class, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees. We intend to vigorously defend against the claims brought by the Plaintiff in this matter. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
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
On February 12, 2025, the Company issued 1,175,107 shares of Class B Common Stock and OpCo issued 1,175,107 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the fourth quarter of 2024. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Separation Agreements and Consulting Agreements with Former Executives

On May 7, 2025, our board of directors approved the Company’s entry into Separation and Release Agreements with Brian Allen, our former President and Chief Operating Officer, and Akash Patel, our former Chief Financial Officer. Pursuant to these Separation and Release Agreements, Mr. Allen and Mr. Patel will each be paid a cash severance payment of $741,234 and $738,196, respectively, which amounts are equal to the sum of the following amounts: (i) an amount equal to the sum of each of their (A) current base salary and (B) the average of the actual annual bonuses paid to Mr. Allen and Mr. Patel with respect to 2023 and 2024, (ii) a pro-rated portion of their respective target annual bonuses for 2025, and (iii) an amount equal to 12 months of the premiums for their respective group health plan coverages (including coverage for eligible dependents) under the Company’s group health plans.

Pursuant to the Separation and Release Agreements, Mr. Allen and Mr. Patel are subject to certain non-disparagement, non-compete, non-solicitation, and confidentiality and intellectual property provisions.

Additionally, on May 7, 2025, our board of directors approved the Company’s entry into consulting agreements with each of Mr. Allen and Mr. Patel pursuant to which Mr. Allen and Mr. Patel will assist the Company in transitioning their former duties and advising on ongoing projects for periods of six months and three months, respectively. Mr. Allen will be paid $10,000 per month as a retainer pursuant to his consulting agreement. Mr. Patel will be paid $8,000 per month as a retainer pursuant to his consulting agreement.

Chief Operating Officer Compensation

In connection with his appointment as Chief Operating Officer, on May 7, 2025, our board of directors approved the following compensation to be paid to Marc Horstman: (i) an annualized base salary of $400,000; (ii) a target annual bonus equal to 60% of his base salary pursuant to our short-term incentive plan; (iii) and an annual equity grant with a grant-date value equal to 180% of his base salary pursuant to the 2023 Omnibus Incentive Plan. Additionally, Mr. Horstman will participate in our Amended and Restated Executive Severance Plan.

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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
10.1
Third Amended and Restated Limited Liability Company Agreement of NET Power Operations LLC, dated as of January 17, 2025.(incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2025).

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 12, 2025                        NET Power Inc.

                                By:      /s/ Kelly Rosser
                                Name:     Kelly Rosser
                                Title:    Chief Accounting Officer
(Principal Accounting Officer)