Form 10-Q
period 2025-06-30
NET Power Inc.
filed 2025-08-11
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 77,882,957 shares of Class A Common Stock and 141,340,211 shares of Class B Common Stock as of August 7, 2025.

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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively; (iii) the capital-intensive nature of the Company’s business model, which will require the Company to raise additional capital in the future; (iv) barriers the Company may face in its attempts to deploy and commercialize its technology; (vi) the complexity of the machinery the Company relies on for its operations and development; (vii) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (viii) the Company’s ability to establish and maintain supply relationships; (viii) risks related to the Company’s arrangements with third parties for the development, commercialization and deployment of technology associated with the Company’s technology; (ix) risks related to the Company’s other strategic investors and partners; (x) the Company’s ability to successfully commercialize its operations; (xi) the availability and cost of raw materials; (xii) the ability of the Company’s supply base to scale to meet the Company’s anticipated growth; (xiii) the Company’s ability to update the design, construction, and operations of its technology; (xiv) the impact of potential delays in discovering manufacturing and construction issues; (xv) the possibility of damage to the Company’s Texas facilities as a result of natural disasters; (xvi) the ability of commercial plants using the Company’s technology to efficiently provide net power output; (xvii) the Company’s ability to obtain and retain licenses; (xviii) the Company’s ability to establish an initial commercial scale plant; (xix) the Company’s ability to license to large customers; (xx) the Company’s ability to accurately estimate future commercial demand; (xxi) the Company’s ability to adapt to the rapidly evolving and competitive natural and renewable power industry; (xxii) the Company’s ability to comply with all applicable laws and regulations; (xxiii) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xxiv) any political or other disruptions in gas producing nations; (xxv) the Company’s ability to protect its intellectual property and the intellectual property it licenses; (xxvi) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations; (xxvii) current and potential litigation that has been and may be instituted against the Company; and (xviii) other risks and uncertainties indicated in Part I, Item 1A of the Annual Report and other documents subsequently filed with the SEC by the Company.

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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except par value

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$284,024	$329,230
Short-term investments	—	100,000
Investments in securities, available-for-sale	119,374	78,344
Interest receivable	1,728	3,682
Prepaid expenses and other current assets	3,380	1,774
Total current assets	408,506	513,030
Long-term assets
Restricted cash	2,470	2,446
Investments in securities, available-for-sale	68,913	22,628
Intangible assets, net	1,208,295	1,241,343
Goodwill	—	359,847
Property, plant, and equipment, net	96,595	151,470
Operating lease right-of-use assets	4,028	2,699
Other long-term assets	667	652
Total assets	$1,789,474	$2,294,115

LIABILITIES, MEZZANINE SHAREHOLDERS' EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,045	$3,092
Accrued liabilities	10,090	7,407
Due to related parties	29,459	6,537
Operating lease liabilities, current portion	1,025	683
Finance lease liabilities, current portion	187	187
Earnout Shares liability	21	—
Total current liabilities	41,827	17,906
Earnout Shares liability	—	1,958
Warrant liability	7,641	81,283
Asset retirement obligation	3,427	3,265
Non-current operating lease liabilities	2,993	2,125
Non-current finance lease liabilities	28	110
Tax Receivable Agreement liability	—	20,974
Deferred taxes	3,079	4,306
Total liabilities	58,995	131,927

Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited) (Continued)
In thousands, except par value

	June 30,	December 31,
	2025	2024
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	1,114,279	1,506,584

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000 shares authorized; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $.0001 par value; 520,000 shares authorized; 77,879 shares issued and outstanding as of June 30, 2025 and 76,760 shares issued and outstanding as of December 31, 2024	8	8
Class B Common Stock, $.0001 par value; 310,000 shares authorized; 141,340 shares issued and outstanding as of June 30, 2025 and 139,691 shares issued and outstanding as of December 31, 2024	14	14
Additional paid-in capital	879,653	771,594
Accumulated other comprehensive loss	61	32
Accumulated deficit	(263,536)	(116,044)
Total shareholders' equity	616,200	655,604
Total liabilities, mezzanine shareholders' equity, and shareholders' equity	$1,789,474	$2,294,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$238	$—	$238
Cost of revenue	—	30	—	30
Gross profit	—	208	—	208

Operating expenses
General and administrative	13,578	7,787	22,270	14,097
Sales and marketing	1,492	876	2,679	1,628
Research and development	26,618	15,483	49,218	26,751
Project development	27,198	869	31,687	1,291
Goodwill impairment and other charges	—	—	415,897	—
Depreciation, amortization, and accretion	21,669	20,047	43,356	40,079
Total operating expenses	90,555	45,062	565,107	83,846

Operating loss	(90,555)	(44,854)	(565,107)	(83,638)

Other income
Interest income	5,466	9,029	11,345	16,719
Change in Earnout Shares liability and Warrant liability	1,415	16,249	75,580	1,671
Change in Tax Receivable Agreement liability	—	—	21,317	—
Other income	5	6	6	8
Net other income	6,886	25,284	108,248	18,398

Net loss before income tax	(83,669)	(19,570)	(456,859)	(65,240)
Income tax benefit	1,622	2,353	1,226	6,391
Net loss after income tax	(82,047)	(17,217)	(455,633)	(58,849)
Net loss attributable to non-controlling interests	(53,905)	(12,949)	(308,141)	(43,160)
Net loss attributable to NET Power Inc.	$(28,142)	$(4,268)	$(147,492)	$(15,689)

Other comprehensive income
Unrealized gain (loss) on investments	66	(860)	82	(198)
Total other comprehensive income (loss)	66	(860)	82	(198)

Comprehensive loss	(81,981)	(18,077)	(455,551)	(59,047)
Comprehensive loss attributable to non-controlling interests	(53,862)	(13,518)	(308,141)	(43,291)
Comprehensive loss attributable to NET Power Inc.	$(28,119)	$(4,559)	$(147,410)	$(15,756)

Loss per share of Class A Common Stock, basic and diluted	$(0.36)	$(0.06)	$(1.91)	$(0.22)

Weighted average shares of Class A Common Stock, basic and diluted	77,699	72,177	77,350	72,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Mezzanine Shareholders' Equity and Shareholders' Equity (Unaudited)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	76,760	$8	139,691	$14	$771,594	$32	$(116,044)	$655,604	$1,506,584
Redemption of Class B Common Stock	300	—	(300)	—	1,489	—	—	1,489	(1,489)
Issuance of Class A Common Stock	3	—	—	—	41	—	—	41	(14)
Increase in Tax Receivable Agreement liability from qualifying exchanges	—	—	—	—	(343)	—	—	(343)	—
Unrealized gain on investments	—	—	—	—	—	6	—	6	10
Amortization of share-based payments	—	—	1,175	—	1,172	—	—	1,172	9,053
Adjustment of redeemable non-controlling interest to book value	—	—	—	—	98,592	—	—	98,592	(98,592)
Net loss	—	—	—	—	—	—	(119,350)	(119,350)	(254,236)
Balance at March 31, 2025	77,063	$8	140,566	$14	$872,545	$38	$(235,394)	$637,211	$1,161,316
Redemption of Class B Common Stock	473	—	(474)	—	2,148	—	—	2,148	(2,148)
Issuance of Class A Common Stock	343	—	—	—	1,553	—	—	1,553	(1,559)
Unrealized gain on investments	—	—	—	—	—	23	—	23	43
Amortization of share-based payments	—	—	1,248	—	3,407	—	—	3,407	10,532
Net loss	—	—	—	—	—	—	(28,142)	(28,142)	(53,905)
Balance at June 30, 2025	77,879	$8	141,340	$14	$879,653	$61	$(263,536)	$616,200	$1,114,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Mezzanine Shareholders' Equity and Shareholders' Equity (Unaudited) (Continued)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	71,278	$7	141,787	$14	$851,841	$—	$(66,853)	$785,009	$1,545,905
Redemption of Class B Common Stock	680	—	(680)	—	74	—	—	74	(74)
Issuance of Class A Common Stock	13	—	—	—	4,032	—	—	4,032	(4,005)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	(567)	—	—	(567)	—
Unrealized gain on investments	—	—	—	—	—	224	—	224	438
Amortization of share-based payments	—	—	694	—	647	—	—	647	5,622
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(118,225)	—	—	(118,225)	118,225
Net loss	—	—	—	—	—	—	(11,421)	(11,421)	(30,211)
Balance at March 31, 2024	71,970	$7	141,802	$14	$737,802	$224	$(78,274)	$659,773	$1,635,900
Redemption of Class B Common Stock	611	—	(611)	—	708	—	—	708	(708)
Issuance of Class A Common Stock	2	—	—	—	29	—	—	29	(3)
Exercise of Warrants	1	—	—	—	10	—	—	10	—
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	674	—	—	674	—
Unrealized loss on investments	—	—	—	—	—	—	(291)	(291)	(568)
Amortization of share-based payments	—	—	650	—	1,114	—	—	1,114	7,417
Adjustment of redeemable non-controlling interest to redemption value, net of deferred taxes	—	—	—	—	72,746	—	—	72,746	(118,225)
Net loss	—	—	—	—	—	(4,268)	—	(4,268)	(12,949)
Balance at June 30, 2024	72,584	$7	141,841	$14	$813,083	$(82,542)	$(67)	$730,495	$1,510,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss after income tax	$(455,633)	$(58,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	43,356	40,079
Goodwill impairment and other charges	415,897	—
Non-cash income	(1,025)	(1,376)
Deferred taxes	(1,227)	(6,391)
Change in fair value of Earnout Shares liability and Warrant liability	(75,580)	(1,671)
Change in Tax Receivable Agreement liability	(21,317)	—
Share-based compensation expense	24,103	14,800
Changes in operating assets and liabilities:
Accounts receivable, net	—	(185)
Interest receivable	2,896	1,611
Prepaid expenses and other current assets	(1,606)	(825)
Other long-term assets	(15)	(420)
Accounts payable	(2,047)	1,367
Accrued liabilities	4,302	935
Due to related parties	22,922	88
Net cash used in operating activities	(44,974)	(10,837)

Cash flows from investing activities:
Purchases of available-for-sale securities	(130,602)	(121,656)
Maturities of available-for-sale securities	43,350	20,750
Maturities of short-term investments	100,000	—
Capitalized software	(834)	(412)
Purchase of property, plant and equipment	(12,023)	(17,273)
Net cash used in investing activities	(109)	(118,591)

Cash flows from financing activities:
Issuance of Class A Common Stock, including exercise of Warrants	—	61
Payments on finance lease obligations	(99)	—
Net cash (used in) provided by financing activities	(99)	61

Net decrease in cash, cash equivalents, and restricted cash	(45,182)	(129,367)

Cash, cash equivalents, and restricted cash, beginning of period	331,676	536,927
Cash, cash equivalents, and restricted cash, end of period	$286,494	$407,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
In thousands

	Six Months Ended June 30,
	2025	2024
Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$(1,612)	$120
Operating lease right-of use asset acquired	1,591	—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$284,024	$405,145
Restricted cash	2,470	2,415
Total cash, cash equivalents, and restricted cash	$286,494	$407,560
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
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025 (the “2024 Annual Report”).

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

Segment Reporting
In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has one operating segment and one reportable segment, which includes all of the Company’s consolidated accounts. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM focuses on consolidated operating income (loss), with a focus on research and development and general and administrative expenses, along with interest income to assess the Company’s performance and allocate resources. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the condensed consolidated financial statements. The measure of segment assets is reported on the Company’s condensed consolidated balance sheet as total assets.
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

NOTE 3 — Investments
As of June 30, 2025, the Company is only invested in available-for-sale securities. The Company’s $100 million certificate of deposit previously held by the Company matured and the interest receivable on the certificate of deposit was collected in June 2025.
The following tables present the Company’s available-for-sale investments included in the condensed consolidated balance sheets:

$ in thousands	June 30, 2025
Current assets	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$18,462	$(1)	$18,461
Commercial paper	28,153	—	28,153
U.S. treasuries	72,698	61	72,760
Total	$119,313	$60	$119,374

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$31,772	$64	$31,836
U.S. treasuries	36,958	119	37,077
Total	$68,730	$183	$68,913

$ in thousands	December 31, 2024
Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$11,006	$15	$11,021
Commercial paper	8,629	—	8,629
U.S. treasuries	58,637	57	58,694
Total	$78,272	$72	$78,344

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
U.S. treasuries	$22,538	$90	$22,628
Total	$22,538	$90	$22,628
The cost of securities sold, if any, is based on the specific-identification method. During the three and six months ended June 30, 2025 and 2024, there were no securities sold. There were no credit losses recognized during the three and six months ended June 30, 2025 and 2024. The Company established no allowances for credit losses as of June 30, 2025 and December 31, 2024. The Company’s long-term available-for-sale investments mature through June 2027.
NOTE 4 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the

Company utilized to determine the fair value:

		June 30,	December 31,
$ in thousands	Level	2025	2024
Assets
Available-for-sale investments	1	$188,287	$100,972
Short-term investments	2	—	100,000
Total assets		$188,287	$200,972

Liabilities
Public Warrants	1	$2,845	$31,034
Private Placement Warrants	3	4,796	50,249
Earnout Shares	3	21	1,958
Total liabilities		$7,662	$83,241
The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Balance of recurring Level 3 liabilities at beginning of period	$6,404	$47,164	$52,207	$38,622
Change in Earnout Shares liability	(61)	(743)	(1,937)	(267)
Change in Private Placement Warrant liability	(1,526)	(10,246)	(45,453)	(2,180)
Balance of recurring Level 3 liabilities at end of period	$4,817	$36,175	$4,817	$36,175
Short-term Investments
Short-term investments are valued at cost, which approximates fair value. The fair value of the short-term investments is considered a Level 2 fair value measurement because cost basis is observable, but not in an active market.
Available-for-sale Securities
The fair value of the available-for-sale investments is classified as a Level 1 fair value measurement, because the investments are valued using the most recent quoted prices for identical assets in active markets.
Warrants
The Public Warrants are exercisable for 8,624,974 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company’s Class A Common Stock price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company’s Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire June 8, 2028. The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the fair value of the Public Warrants is considered a Level 1 fair value measurement.
The Private Placement Warrants are exercisable for 10,900,000 shares of Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants expire June 8, 2028. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable as long as they are held by the initial purchasers or their permitted transferees. The Private Placement Warrants and Class A Common Stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights.
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $2.47 as of June 30, 2025 with a strike price of $11.50 per share. The volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered a Level 3 fair value measurement.
The following table contains the key inputs used in the valuations of the Private Placement Warrants:

	June 30, 2025	December 31, 2024
Term (in years)	2.94	3.44
Volatility	79.0%	59.3%
Risk-free rate	3.6%	4.2%
Earnout Shares

The fair value of the Earnout Shares (as defined in Note 6 to the consolidated financial statements included in the 2024 Annual Report) is estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company’s daily volume-weighted average share price. Historically, the volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the historical volatility of the Company’s Class A common stock, and the implied volatility of the Public Warrants. For the valuation as of June 30, 2025, the volatility assumption is based on the Company’s own historical volatility, implied volatility on the Company’s own common stock options, and the implied volatility of the Public Warrants.
The following table contains the key inputs used in the valuations of the Earnout Shares:

	June 30, 2025	December 31, 2024
Term (in years)	0.94	1.43
Volatility	85.0%	59.7%
Risk-free rate	3.9%	4.1%
NOTE 5 — Goodwill and Intangible Assets
Goodwill
Goodwill represented the future economic benefits derived from the Company’s unique market position, the growth attributable to the Net Power Cycle and the Company’s assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill was allocated to the Company’s sole reportable segment and reporting unit.
The following table presents the changes to goodwill included in the condensed consolidated balance sheets:

	June 30,	December 31,
$ in thousands	2025	2024
Balance at the beginning of the period	$359,847	$423,920
Impairment	(359,847)	—
Measurement adjustments	—	(64,073)
Balance at the end of the period	$—	$359,847

In March 2025, the Company assessed its goodwill for impairment. Due to a change in the Company’s business plan, as discussed below, and related sustained decrease in the Company’s market capitalization, the Company concluded that it was more likely than not that the fair value of its goodwill was less than its carrying amount as of March 31, 2025. As a result, the Company fully impaired its goodwill and recognized an impairment of $359.8 million during the six months ended June 30, 2025, which is included in Goodwill impairment and other charges on the condensed consolidated statements of operations and comprehensive loss.
During the second quarter of 2024, the Company completed its estimate of deferred taxes as of the Closing Date and finalized its purchase price allocation, which resulted in a measurement adjustment that reduced goodwill by $64.1 million.
Definite-Lived Intangible Assets
The following tables summarize the Company’s definite-lived intangible assets included in the condensed consolidated balance sheets:

	June 30,			December 31,
	2025			2024
$ in thousands	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$1,345,000	$(138,610)	$1,206,390	$1,345,000	$(104,985)	$1,240,015
Software(1)	2,179	(274)	1,905	1,407	(79)	1,328
Total definite-lived intangible assets	$1,347,179	$(138,884)	$1,208,295	$1,346,407	$(105,064)	$1,241,343
___________
(1) Software includes $0.3 million and $0.6 million related to software work-in-progress as of June 30, 2025 and December 31, 2024.
In March 2025, due to higher-than expected indicative cost estimates for its first utility-scale project, the Company identified a triggering event for evaluation of impairment of its long-term assets. As the Company is in the development stage, focusing on developing and commercializing its technology, it assessed its definite-lived intangible assets, the Demonstration Plant, and other corporate assets for impairment as an asset group. The results of the recoverability test performed in March 2025 indicated that no impairment was required, and the Company did not identify any indicators that the asset group may be impaired as of June 30, 2025.
The following table presents the Company’s amortization expense for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Amortization expense	$16,974	$16,828	$33,847	$33,640
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter (in thousands):

Remaining 2025	$33,857
2026	67,715
2027	67,715
2028	67,715
2029	67,542
2030 and thereafter	903,751
Total	$1,208,295

NOTE 6 — Property, Plant, and Equipment
The following table summarizes the key classifications of property, plant, and equipment included in the condensed consolidated balance sheets:

	June 30,	December 31,
$ in thousands	2025	2024
Demonstration Plant	$122,352	$122,845
Furniture and equipment	1,173	1,069
Assets acquired under finance lease	349	349
Construction-in-progress	3,326	48,438
Total property, plant, and equipment, gross	127,200	172,701
Accumulated depreciation and amortization (1)	(30,605)	(21,231)
Total property, plant, and equipment, net	$96,595	$151,470
___________
(1) As of June 30, 2025 and December 31, 2024, $45 thousand and $18 thousand, respectively, of accumulated depreciation and amortization is related to amortization of the finance lease right-of-use assets.
As of December 31, 2024, Construction-in-progress in the table above includes capitalized costs related to Project Permian, the Company’s first utility-scale facility. During the first quarter of 2025, the Company initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long lead equipment releases. Consequently, $56.1 million of costs previously included in Construction-in-progress were expensed during the first quarter of 2025. This amount is included in Goodwill impairment and other charges in the condensed consolidated statements of operations and comprehensive loss.
See discussion of the impairment test performed for the Demonstration Plant in Note 5 — Goodwill and Intangible Assets.
The following table presents the Company’s depreciation expense for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Depreciation expense	$4,613	$3,176	$9,347	$6,353
NOTE 7 — Accrued Liabilities
Accrued liabilities in the condensed consolidated balance sheets consist of the following:

	June 30,	December 31,
$ in thousands	2025	2024
Incentive compensation	$1,596	$2,916
Capital expenditures	673	2,285
Accrued project expenses	4,743	—
Professional fees	1,832	1,143
Other accrued liabilities	1,246	1,063
Total accrued liabilities	$10,090	$7,407
NOTE 8 — Leases
On March 7, 2025, the Company entered into a building lease agreement for a warehouse in La Porte, Texas that commenced in April 2025. The lease has an initial term of 62 months and contains a renewal option of five years. The future minimum lease payments associated with this lease are approximately $2.1 million.

NOTE 9 — Redeemable Non-Controlling Interests in Subsidiary
The following table presents the Company and the non-controlling interest (“NCI”) ownership percentage of the membership interests in OpCo as of the following periods:

	June 30,	December 31,
	2025	2024
Non-controlling interest holders	64.4%	64.4%
NET Power Inc.	35.6%	35.6%
The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value. As of June 30, 2025, the Company measured redeemable NCI at book value. As of December 31, 2024, the Company measured redeemable NCI at redemption value. The adjustment to record redeemable NCI at book or redemption value is recorded through Additional paid-in capital on the condensed consolidated statement of mezzanine shareholders' equity and shareholders' equity.
OpCo’s net loss before income tax was attributed to redeemable NCI holders at 64.4% and 66.2% for the three months ended June 30, 2025 and 2024, respectively. OpCo’s net loss before income tax was attributed to redeemable NCI holders at 64.4% and 66.2% for the six months ended June 30, 2025 and 2024, respectively.
NOTE 10 — Share-Based Compensation
The following table presents the aggregate share-based compensation expense, net of forfeitures, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Share-based compensation expense	$13,907	$8,531	$24,103	$14,800
Performance Stock Units
As of June 30, 2025, there was $1.1 million of unrecognized share-based compensation expense related to unvested performance stock units (“PSUs”).
During the second quarter of 2025, there were 524,000 PSUs awarded to certain executives for which the vesting occurs upon the achievement of specific market-based conditions related to the Company’s financial performance over a three-year period, modified based on the Company’s Relative Total Shareholder Return (“TSR”) and subject to final vesting based on the participant’s continued employment through the end of the requisite service period. The amount of awards that will ultimately vest for the PSU can range from 0% to 200% based on the TSR calculated over a three-year period. The fair value of the PSUs was determined using the Monte Carlo Simulation model and is being expensed over the three-year vesting period. The assumptions used to calculate the fair value of these awards were:

Weighted average expected life	3 years
Risk-free interest rates	3.9%
Expected volatility	80.0%
The following table presents a summary of PSU activity as of June 30, 2025 and the changes during the six months ended June 30, 2025:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	128	$16.24
Granted	524	2.89
Forfeited	(330)	5.03
Unvested, end of period	322	$6.00
Stock Options
As of June 30, 2025, there was $4.5 million of unrecognized share-based compensation expense related to stock options.
The stock options granted to employees during the second quarter of 2025 vest on the one-year anniversary of the date of grant. The Company will recognize compensation expense from the grant date through the expected vesting date. The fair value of the Company’s stock option grants was estimated utilizing the following assumptions using the Black-Scholes Merton model:

Weighted average expected life	3 years
Risk-free interest rates	3.87%
Expected volatility	86.0%
The following table presents a summary of stock option activity during the six months ended June 30, 2025:

In thousands, except per share data	Quantity	Weighted-Average Exercise Price Per Share
Unvested, beginning of period	2,460	$11.30
Granted	4,076	2.13
Forfeited	(30)	2.13
Unvested, end of period	6,506	$5.60
Restricted Stock Units
As of June 30, 2025, there was $7.4 million of unrecognized share-based compensation expense related to unvested restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of three years.
Generally, RSUs granted to employees and the majority of executives either cliff-vest on the three-year anniversary of the date of grant or vest ratably on each anniversary of the date of grant over a three-year period. Annual awards granted to independent directors cliff-vest on the first anniversary of each award’s grant date.

The following table presents a summary of RSU activity during the six months ended June 30, 2025:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,132	$11.54
Granted	2,114	2.58
Vested	(379)	8.03
Forfeited	(337)	3.61
Unvested, end of period	3,530	$7.29
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
The following table sets forth the computation of the Company’s basic and diluted loss per share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2025	2024	2025	2024
Numerator
Net loss after income tax	$(82,047)	$(17,217)	$(455,633)	$(58,849)
Net loss attributable to NET Power Inc.	$(28,142)	$(4,268)	$(147,492)	$(15,689)
Denominator
Weighted-average number shares outstanding, basic and diluted	77,699	72,177	77,350	72,036
Loss per share attributable to shareholders, basic and diluted	$(0.36)	$(0.06)	$(1.91)	$(0.22)
Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the three and six months ended June 30, 2025 and 2024.

Based on the amounts outstanding at June 30, 2025 and 2024, the Company excluded the following financial instruments from the computation of diluted loss per share because their inclusion would be anti-dilutive:

In thousands	June 30,
Anti-Dilutive Instruments	2025	2024
Public Warrants	8,621	8,622
Private Placement Warrants	10,900	10,900
Earnout Shares	329	329
BHES Bonus Shares	2,068	2,068
Unvested Class A OpCo Units	—	242
Vested Class A OpCo Units	142,331	142,476
Unvested RSUs	2,273	933
Unvested PSUs	322	128
Make-Whole Awards	1,257	1,257
Stock Options	6,506	2,460
Total	174,607	169,415

NOTE 12 — Income Taxes
As of June 30, 2025, the Company estimated its annual effective tax rate to be 1.96%, and recorded a deferred income tax benefit of $1.6 million and $1.2 million for the three and six months ended June 30, 2025. The annual effective tax rate varies from the statutory federal income tax rate due to amounts allocated to NCI, changes in the Company’s valuation allowance and other permanent items.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements, however, do not expect a material impact to the financial statements at this time.
Tax Receivable Agreement
In March 2025, due to the Company’s decision to pause new purchase commitments for Project Permian’s long-lead equipment and commencement of a value engineering exercise to determine project cost reductions and better understand Project Permian’s expected economic feasibility, the Company determined it was not more likely than not that its deferred tax assets subject to the Tax Receivable Agreement (“TRA”) would be realized and therefore, reduced the TRA liability to zero as payments under the TRA were not considered probable. Accordingly, in March 2025, the Company recognized a $21.3 million reduction in the Tax Receivable Agreement liability, which is recorded in Change in Tax Receivable Agreement liability in the condensed consolidated statements of operations for the six months ended June 30, 2025.
On May 12, 2025, pursuant to its rights under the TRA, the Company delivered to the agent of the TRA holders notice of the Company’s intent to terminate the TRA (the “Early Termination Notice”). No early termination payment was payable for any TRA holder. The Early Termination Notice became final and binding on June 12, 2025.

NOTE 13 — Related Party Transactions
The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Master services agreement administrative costs	$42	$27	$69	$52
General and administrative	$42	$27	$69	$52

Master services agreement costs for Demonstration Plant	$668	$395	$1,254	$662
BHES JDA	20,178	11,819	38,005	20,165
Research and development	$20,846	$12,214	$39,259	$20,827

BHES Limited Notice to Proceed	19,533	—	19,533	—
Project development	$19,533	$—	$19,533	$—
The Company had $29.5 million and $6.5 million in current liabilities payable to related parties as of June 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets related to the following services. These related party payables are unsecured and are due on demand.
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
BHES JDA
On February 3, 2022, the Company entered into the Original JDA, which was subsequently amended and restated on June 30, 2022 and December 13, 2022 with BHES to invest in, develop, and deploy the Net Power Cycle in collaboration with the Company. The BHES JDA is settled in cash and issuances of equity in exchange for services related to the development and commercialization of the technology. The Company records the expense for services provided by BHES within Research and development on the condensed consolidated statements of operations and comprehensive loss. Upon the issuance of shares during the six months ended June 30, 2025, BHES’s ownership interest exceeded 5%; therefore, it is considered a related party for all periods presented.
The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statement of mezzanine shareholders' equity and shareholders' equity. The following tables display the expense recognized in the consolidated statement of comprehensive income for shares distributed as payment for services rendered under the terms of the BHES JDA during the periods described below:

	Quantity		Expense Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
in thousands	2025	2024	2025	2024
Class A OpCo Units	1,562	942	$10,323	$6,228
Class B Common Stock	1,562	942	—	—
Total			$10,323	$6,228

	Quantity		Expense Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Class A OpCo Units	2,809	1,592	$18,570	$10,526
Class B Common Stock	2,809	1,592	—	—
Total			$18,570	$10,526

Shares issued as payment under the terms of the Amended and Restated JDA are issued at a discount expected to cause a total loss of approximately $17.5 million to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $11.7 million related to such issuances. Additionally, if the volume-weighted average price of the Company’s stock for ten consecutive trading days (“10-Day VWAP”) immediately preceding the payment date for services under the BHES JDA is less than $4.00 per share (the “Floor Price”), an incremental cash payment is required for the difference between the 10-Day VWAP and the Floor Price (the “BHES JDA Make-Whole Payment”). As of June 30, 2025, the Company had $1.3 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment. For the three and six months ended June 30, 2025, the Company incurred $1.4 million and $3.9 million related to the BHES JDA Make-Whole Payment.
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

$ in thousands	Performance Period End Date	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA	January 2027	$24,216	$3,129	$27,345
BHES Limited Notice to Proceed
Through June 30, 2025, the Company has incurred $41.5 million under a Letter of Limited Notice to Proceed for the Purchase of KPEP Long Lead Time Items with BHES (the “BHES LNTP”), as amended, for the purchase of long-lead materials necessary for the procurement and manufacture of the turboexpander and related key process equipment and machinery for the Company’s first utility-scale power plant, along with related fees and services.

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

On May 29, 2025, an alleged stockholder of the Company, filed a derivative suit on behalf of the Company against the Company’s Chief Executive Officer, President and Interim Chief Financial Officer, its former Chief Financial Officer, its former President and Chief Operating Officer and its board of directors in the United States District Court for the Middle District of North Carolina, asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws (the “Derivative Complaint”). These claims are predicated on the same allegedly false and misleading statements regarding the time and capital needed to complete Project Permian that are the subject of the Complaint outlined above.

The Company intends to vigorously defend against the claims brought in both matters. In light of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve or settle these matters.
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

	June 30,	December 31,
$ in thousands	2025	2024
Asset retirement obligation, beginning of period	$3,265	$2,060
Revision of estimate	—	996
Accretion expense	162	209
Asset retirement obligation, end of period	$3,427	$3,265
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

As of June 30, 2025, the Company had $46.4 million of remaining purchase obligations through February 2027 related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock, plus any incremental cash payments that may be owed for periods where the 10-Day VWAP is less than $4.00 per share in the 10 trading days preceding the date on which shares are to be issued to BHES. In addition, the Company had $70.4 million of additional remaining asset purchase obligations through 2026. Refer to Note 13 — Related Party Transactions for additional information related to the BHES JDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the forepart of this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), as filed with the SEC on March 10, 2025.
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
Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, cost over-runs in the testing and operation of the Demonstration Plant and future utility-scale plants, technical problems with the Net Power Cycle that could impact performance, potential supply chain issues, changes in tax policies and other incentives supporting carbon capture, our access to the capital needed to finance the development of utility and commercial-scale plants, and development of competing energy technologies sooner or at a lesser cost than the Net Power Cycle. Supply chain issues related to the manufacturing and transportation of key equipment, including as a result of tariffs imposed by the U.S. or other countries or other trade barriers, measures, or conflicts, may lead to a delay in our commercialization efforts, which could impact our results of operations, financial condition and prospects. Also, currency fluctuations, inflation, and tariffs and other trade barriers, measures or conflicts may significantly increase freight charges, raw material costs and other expenses associated with our business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.

Specifically, on July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), a large piece of tax and spending legislation that has specific material effects for Net Power’s intended SN1 project and future pipeline. The OBBBA preserved the core elements of the 45Q tax credit for carbon sequestration and use, including eligibility for programs to efficiently monetize the credits (i.e., direct pay and transferability). The OBBBA also created parity in 45Q credit value for carbon emissions used in enhanced oil recovery (“EOR”); eligible projects capturing carbon emissions for EOR that would have previously been eligible for a $60/ton credit will now be eligible for the full value of $85/ton. Net Power expects this increase in credit value to materially improve the economics for projects capturing emissions for EOR, strengthening economics for projects specifically in the Permian Basin and improving the pathway for broad commercialization of the Net Power technology, including projects capturing carbon emissions for permanent sequestration. The OBBBA included additional other provisions with expected fewer material effects on Net Power projects and indirect effects on the broader market for clean power; the full implications of those changes are not yet clear.

Additionally, the Trump Administration has started the process to change regulations on new natural gas-fired power plants. Currently, the U.S. Environmental Protection Agency’s regulations for new gas turbines that run above a 40% capacity factor require such facilities to meet a 90% capture rate by 2032. These regulations were proposed to be repealed on June 11, 2025. The implications of the potential repeal of these regulations are uncertain at this time, but we do not expect such repeal to have a material impact on the market for Net Power’s technology.
Commencing Commercial Operations

Over the next several years, Net Power plans to conduct additional research and equipment validation testing campaigns at its Demonstration Plant. In 2024, Net Power began purchasing initial long-lead materials for its first utility-scale power plant (“SN1”) with the intention of locating SN1 in the Permian Basin of West Texas (“Project Permian”). However, after completing the front-end engineering and design (“FEED”) process in December 2024, the indicative cost estimate at that time was higher than originally anticipated. In response, during the first quarter of 2025, Net Power commenced a post-FEED optimization and value engineering process. In March 2025, the Company suspended further long-lead equipment releases but value engineering and certain development work remains in progress as of August 2025. Provided we are successful in our value engineering process, the project would come online no earlier than 2029. We are focused on delivering a project that will catalyze future adoption for utility-scale customers.

During the second quarter of 2025, alongside ongoing value engineering efforts to lower the cost of Net Power’s core product, we initiated a techno-economic study to assess the integration of combustion gas turbines into Net Power projects. This configuration enhances project economics and accelerates market deployment, aligning with customers’ increasing demand for scalable, reliable power solutions while advancing our mission to provide clean, dependable energy globally. We are exploring the adoption of this configuration for Project Permian and future Net Power projects.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		$ Change	% Change
$ in thousands	2025	2024
Revenue	$—	$238	$(238)	(100)%
Cost of revenue	—	30	(30)	(100)%
Gross profit	—	208
Operating expenses
General and administrative	13,578	7,787	5,791	74%
Sales and marketing	1,492	876	616	70%
Research and development	26,618	15,483	11,135	72%
Project development	27,198	869	26,329	3,030%
Depreciation, amortization, and accretion	21,669	20,047	1,622	8%
Total operating expenses	90,555	45,062
Operating loss	(90,555)	(44,854)
Other income
Interest income	5,466	9,029	(3,563)	(39)%
Change in Earnout Shares liability and Warrant liability	1,415	16,249	(14,834)	(91)%
Other income	5	6	(1)	(17)%
Net other income	6,886	25,284
Net loss before income tax	(83,669)	(19,570)
Income tax benefit	1,622	2,353	(731)	(31)%
Net loss after income tax	(82,047)	(17,217)
Net loss attributable to non-controlling interests	(53,905)	(12,949)
Net loss attributable to NET Power Inc.	$(28,142)	$(4,268)

General and administrative

General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, information technology, and other consulting services. During the second quarter of 2025, we terminated the employment of our former Chief Operating Officer, our former Chief Financial Officer, our former Chief Accounting Officer, and certain other employees. Such terminations resulted in the payment of severance to these employees, as well as the acceleration of vesting of certain stock-based compensation. We do not expect to incur such costs in future quarters. General and administrative expenses increased by $5.8 million, or 74%, for the three months ended June 30, 2025, as compared to the same period in 2024. This increase was primarily due to $3.1 million of severance costs and $1.1 million of accelerated share-based compensation related to the termination of certain executive management. Additionally, we incurred greater professional fees for engineering and tax consulting as well as higher information technology expenses for the three months ended June 30, 2025, as compared to the same period in 2024.
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related and consultant costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $0.6 million, or 70%, for the three months ended June 30, 2025, as compared to the same period in 2024. This increase was primarily attributable to costs associated with growth in employee headcount as well as severance costs and related accelerated stock-based compensation.
Research and development
Research and development (“R&D”) expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $11.1 million, or 72%, for the three months ended June 30, 2025, as compared to the same period in 2024. This increase was primarily due to more activity under the BHES JDA and ongoing validation testing campaigns at the Demonstration Plant that began in the fourth quarter of 2024. The Company also expanded its engineering headcount growth to support technology development efforts. Additionally, the Company incurred $1.4 million related to the JDA Make-Whole Payment for the three months ended June 30, 2025; no such payment was incurred for the same period in 2024.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $26.3 million, or 3,030%, for the three months ended June 30, 2025, as compared to the same period in 2024. Beginning in March 2025, the Company began expensing costs associated with Project Permian as the Company suspended further long lead equipment releases for the project while it performs a value engineering process to evaluate the feasibility of the project. For the three months ended June 30, 2025, the Company incurred $19.5 million under the BHES LNTP related to certain milestones and $7.3 million of costs related to Project Permian.
Depreciation, amortization, and accretion
Depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense increased by $1.6 million, or 8%, for the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to new additions to the Demonstration Plant.
Interest income
Interest income decreased by $3.6 million, or 39%, for the three months ended June 30, 2025, as compared to the same period in 2024. Interest income decreased due to lower interest-bearing cash and investment balances, decline in interest rates, and lower investment accretion.
Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability decreased by $14.8 million, or 91%, for the three months ended June 30, 2025, as compared to the same period in 2024. The change was primarily due to the changes in the market price of our Class A Common Stock, which correlates to the change in value of our Warrants. The Company’s stock price decreased $0.16 per share during the three months ended June 30, 2025 compared to a decrease of $1.56 per share for the three months ended June 30, 2024.
Income tax benefit
Income tax benefit was $1.6 million for the three months ended June 30, 2025, compared to an income tax benefit of $2.4 million for the same period in 2024. This change was due to an increase in the Company’s valuation allowance, partially offset by a favorable permanent difference related to the change in the value of the Warrant liability as compared to the same period in 2024.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 64.4% of net loss before income tax for the three months ended June 30, 2025, as compared to 66.2% of net loss for the three months ended June 30, 2024. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo units for Class A PubCo shares, partially offset by the additional issuance of Class A OpCo units under the BHES JDA.
Results of Operations
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Six Months Ended June 30,
$ in thousands	2025	2024	$ Change	% Change
Revenue	$—	$238	(238)	(100)%
Cost of revenue	—	30	(30)	(100)%
Gross profit	—	208
Operating expenses
General and administrative	22,270	14,097	8,173	58%
Sales and marketing	2,679	1,628	1,051	65%
Research and development	49,218	26,751	22,467	84%
Project development	31,687	1,291	30,396	2,354%
Goodwill impairment and other charges	415,897	—	415,897	n/m
Depreciation, amortization, and accretion	43,356	40,079	3,277	8%
Total operating expenses	565,107	83,846
Operating loss	(565,107)	(83,638)
Other income
Interest income	11,345	16,719	(5,374)	(32)%
Change in Earnout Shares liability and Warrant liability	75,580	1,671	73,909	4,423%
Change in Tax Receivable Agreement liability	21,317	—	21,317	n/a
Other income	6	8	(2)	(25)%
Net other income	108,248	18,398
Net loss before income tax	(456,859)	(65,240)
Income tax benefit	1,226	6,391	(5,165)	(81)%
Net loss after income tax	(455,633)	(58,849)
Net loss attributable to non-controlling interests	(308,141)	(43,160)
Net loss attributable to Net Power Inc.	$(147,492)	$(15,689)

General and administrative
General and administrative expenses increased by $8.2 million, or 58%, for the six months ended June 30, 2025, as compared to amounts for the six months ended June 30, 2024. This increase was primarily due to $3.1 million of severance costs and $1.1 million of share-based compensation related to the termination of certain management team members. Growth in employee headcount and higher stock based compensation also contributed to an overall increase in compensation expense. Additionally, we incurred greater professional fees for engineering, accounting, and legal services as well as higher information technology costs in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs and consultants costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $1.1 million, or 65%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily attributable to increased headcount as well as severance costs and related accelerated stock-based compensation.

Research and development
R&D expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $22.5 million, or 84%, for the six months ended June 30, 2025, as compared to amounts for the six months ended June 30, 2024. This increase was primarily due to the timing of development activities under the BHES JDA and the validation testing campaigns at the Demonstration Plant that began in the fourth quarter of 2024. The Company also expanded its engineering headcount growth to support technology development efforts. Additionally, R&D expenses for the six months ended June 30, 2025 include $3.9 million for the BHES JDA Make-Whole Payments; there was no such payment due for the same period in 2024.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $30.4 million, or 2,354%, for the six months ended June 30, 2025, as compared the six months ended June 30, 2024. Beginning in March 2025, the Company began expensing costs associated with Project Permian as the Company suspended further long lead equipment releases for the project while it performs a value engineering process to evaluate the feasibility of the project. For the six months ended June 30, 2025, the Company incurred $19.5 million under the BHES LNTP related to certain milestones and $11.1 million of costs related to Project Permian.

Goodwill impairment and other charges
Goodwill impairment and other charges consists of $359.8 million related to goodwill impairment and $56.1 million in construction-in-progress costs associated with Project Permian. The Company fully impaired goodwill during the six months ended June 30, 2025 due to a change in the Company’s business plan and related sustained decrease in the Company’s market capitalization. Additionally, the Company expensed costs associated with the construction of Project Permian as management initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long lead equipment releases.

Depreciation, amortization, and accretion
Our depreciation, amortization, and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization, and accretion expense increased by $3.3 million, or 8%, for the six months ended June 30, 2025, as compared to amounts for the same period in 2024, primarily due to new additions to the Demonstration Plant.

Interest income
Interest income decreased by $5.4 million, or 32%, for the six months ended June 30, 2025, as compared to amounts for the same period in 2024. This decrease was due to lower interest-bearing cash and investment balances, decline in interest rates, and lower investment accretion.

Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability increased by $73.9 million, or 4,423%, for the six months ended June 30, 2025, as compared to the same period in 2024. This increase is primarily due to the change in the fair value of the Private Placement Warrants and Public Warrants, which was driven by changes in our stock price. The Company’s stock price decreased $8.12 per share during the six months ended June 30, 2025 compared to a decrease of $0.27 per share for the six months ended June 30, 2024.

Change in Tax Receivable Agreement liability

In March 2025, the Company reduced the TRA liability of $21.3 million to zero as payments related to the TRA were not considered probable. In May 2025, pursuant to its rights under the TRA, the Company delivered to the agent of the TRA holders notice of the Company’s intent to terminate the TRA (the “Early Termination Notice”). No early termination payment was payable to any TRA holder. The Early Termination Notice became final and binding on June 12, 2025.

Income tax benefit
Our income tax benefit decreased by $5.2 million for the six months ended June 30, 2025, as compared to amounts for the six months ended June 30, 2024. This change was due to an increase in the Company’s valuation allowance, partially offset by a favorable permanent difference related to the change in the value of the Warrant liability as compared to the same period in 2024. In addition, the Company finalized deferred taxes as of the Closing Date of the Business Combination in 2024.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 64.4% of net loss before income tax for the six months ended June 30, 2025, as compared to 66.2% of net loss for the six months ended June 30, 2024. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo units for Class A PubCo shares, partially offset by the additional issuance of Class A OpCo units under the BHES JDA.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, short-term investments and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising capital through the sale of equity. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve R&D activities for the ongoing development of our technology, general and administrative costs, and costs to progress certain development activities related to SN1.
The following table summarizes our liquidity position:

	June 30,	December 31,
in thousands	2025	2024
Cash and cash equivalents	$284,024	$329,230
Short-term investments	—	100,000
Available-for-sale securities	188,287	100,972
Total liquidity	$472,311	$530,202
The available-for-sale securities are comprised of investment grade, fixed income securities, and the short-term investments are comprised of a single 12-month certificate of deposit custodied by a domestic banking institution. Additionally, our current liabilities were $41.8 million at June 30, 2025.
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
Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
in thousands	2025	2024
Net cash used in operating activities	$(44,974)	$(10,837)
Net cash used in investing activities	$(109)	$(118,591)
Net cash (used in) provided by financing activities	$(99)	$61
Operating Activities
Cash used in operating activities increased $34.1 million for the six months ended June 30, 2025, as compared to the same period in 2024. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to higher R&D costs, including costs incurred under the BHES JDA, as we commenced the validation testing campaigns at our Demonstration Plant during the fourth quarter of 2024, project development costs, and the expansion of the Company’s corporate infrastructure throughout 2024 and into 2025. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations as costs related to Project Permian are being expensed pending the results of the value engineering process.
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities decreased $118.5 million as compared to the same period in 2024. Cash used in investing activities for the six months ended June 30, 2025 primarily reflects the maturity of the Company’s certificate of deposit and the reinvestment of those funds into available-for-sale securities, along with capital expenditures related to the Demonstration Plant and Project Permian during the period in which costs were capitalized. Cash used in investing activities for the six months ended June 30, 2024 primarily reflects the initial investments in available-for-sale securities as well as capital expenditures related to Project Permian and the Demonstration Plant during that period.
Financing Activities
Our cash provided by financing activities was generally consistent for the six months ended June 30, 2024, as compared to the same period in 2024.
Commitments and Contractual Obligations
Asset Retirement Obligation
We hold a lease for approximately 218,900 square feet of land under the Demonstration Plant. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the Demonstration Plant. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $3.4 million and $3.3 million as of June 30, 2025 and December 31, 2024, respectively.

Leases
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The Company also leases land in West Texas for Project Permian from a subsidiary of Occidental Petroleum. Additionally, the Company leases two office trailers at the Demonstration Plant, as well as a warehouse, in La Porte, Texas.
As of June 30, 2025, future minimum lease payments attributable to the Company’s operating and finance lease arrangements are approximately $5.0 million and $0.2 million, respectively.
Joint Development Agreement
As of June 30, 2025 and December 31, 2024, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA’s total value is $140 million, which assumes a fixed price per share. As of June 30, 2025, we recognized approximately $46.8 million of inception-to-date cash expenses and approximately $46.8 million of inception-to-date share-based expenses related to the BHES JDA. In addition, the Company may be required to make additional cash payments to BHES during periods when the volume-weighted average price of our Class A Common Stock is less than $4.00 per share in the 10 trading days preceding applicable quarterly share issuances under the terms of the BHES JDA. As of June 30, 2025, the Company had $1.3 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment. For the three and six months ended June 30, 2025, the Company incurred $1.4 million and $3.9 million related to the BHES JDA Make-Whole Payment.
Off-Balance Sheet Arrangements
As of June 30, 2025 and December 31, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Purchase Commitments
As of June 30, 2025, we have committed to purchase certain components of industrial machinery for use at our Demonstration Plant and at SN1. The total gross commitments totaled $146.7 million. As of June 30, 2025, there was $70.4 million remaining related to these commitments.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 29, 2025, an alleged stockholder of the Company filed a derivative suit on behalf of the Company against our Chief Executive Officer, President and Interim Chief Financial Officer, our former Chief Financial Officer, our former President and Chief Operating Officer and our board of directors in the United States District Court for the Middle District of North Carolina, asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws (the “Derivative Complaint”). These claims are predicated on the same allegedly false and misleading statements regarding the time and capital needed to complete Project Permian that are the subject of the Complaint outlined above.

We intend to vigorously defend against the claims brought in both matters. In light of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve or settle these matters.
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
On May 7, 2025, the Company issued 1,247,582 shares of Class B Common Stock and OpCo issued 1,247,582 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the fourth quarter of 2024. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Dated: August 11, 2025                        NET Power Inc.

                                By:      /s/ Caleb C. Van Dolah
                                Name:     Caleb C. Van Dolah
                                Title:    Controller
(Authorized Officer and Principal
Accounting Officer)