Form 10-Q
period 2025-09-30
NET Power Inc.
filed 2025-11-13
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 83,919,757 shares of Class A Common Stock and 138,222,322 shares of Class B Common Stock as of November 11, 2025.

Certain Defined Terms
For the definitions of certain defined terms used throughout this Quarterly Report on Form 10-Q (this “Report”), please refer to the section entitled “Certain Defined Terms” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “project,” “seek,” “should,” “strategy,” “will,” “will likely result,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may relate to the development of the Company’s technology, the anticipated demand for the Company’s technology and the markets in which the Company operates, the timing of the deployment of project deliveries, and the Company’s business strategies, capital requirements, potential growth opportunities and expectations for future performance (financial or otherwise). Forward-looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively;(iii) the capital-intensive nature of the Company’s business model, which will likely require Net Power to raise additional capital in the future; (iv) barriers the Company may face in its attempts to deploy and commercialize its technology; (v) the complexity of the machinery the Company relies on for its operations and development; (vi) the Company’s ability to adequately control or accurately predict the costs associated with its projects; (vii) barriers that the Company may face in its attempts to deploy projects; (viii) risks related to the Company’s strategic decision to broaden the scope of its business; the complexity of the machinery the Company relies on for its operations and development; (ix) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (x) the ability of the Company to integrate other energy technologies in its projects; (xi) the Company’s ability to establish and maintain supply relationships; (xii) Net Power’s reliance on the licensing of third party technology for its projects; (xiii) risks related to strategic investors and partners; (xiv) the Company’s ability to successfully commercialize its operations; (xv) the availability and cost of technological components and raw materials for its projects; (xvi) the impact of potential delays in discovering manufacturing and construction issues; (xvii) the ability of Net Power’s commercial plants to efficiently provide net power output; (xviii) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xix) any political or other disruptions in gas producing nations; (xx) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations; (xxi) current and potential litigation that has been and may be instituted against the Company; and (xxii) other risks and uncertainties indicated in Part I, Item 1A of the Annual Report and other documents subsequently filed with the SEC by the Company.

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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except par value

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$229,315	$329,230
Short-term investments	—	100,000
Investments in securities, available-for-sale	136,078	78,344
Interest receivable	1,470	3,682
Prepaid expenses and other current assets	2,727	1,774
Total current assets	369,590	513,030
Long-term assets
Restricted cash	2,482	2,446
Investments in securities, available-for-sale	56,144	22,628
Intangible assets, net	184,051	1,241,343
Goodwill	—	359,847
Property, plant, and equipment, net	16,345	151,470
Operating lease right-of-use assets	589	2,699
Other long-term assets	694	652
Total assets	$629,895	$2,294,115

LIABILITIES, MEZZANINE SHAREHOLDERS' EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,314	$3,092
Accrued liabilities	11,460	7,407
Due to related parties	8,222	6,537
Operating lease liabilities, current portion	1,066	683
Finance lease liabilities, current portion	172	187
Earnout Shares liability	55	—
Total current liabilities	22,289	17,906
Earnout Shares liability	—	1,958
Warrant liability	16,929	81,283
Asset retirement obligation	3,511	3,265
Non-current operating lease liabilities	2,776	2,125
Non-current finance lease liabilities	—	110
Tax Receivable Agreement liability	—	20,974
Deferred taxes	1,902	4,306
Total liabilities	47,407	131,927

Commitments and contingencies (Note 15)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited) (Continued)
In thousands, except par value

	September 30,	December 31,
	2025	2024
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	438,726	1,506,584

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $.0001 par value; 520,000 shares authorized; 77,883 shares issued and outstanding as of September 30, 2025 and 76,760 shares issued and outstanding as of December 31, 2024	8	8
Class B Common Stock, $.0001 par value; 310,000 shares authorized; 142,902 shares issued and outstanding as of September 30, 2025 and 139,691 shares issued and outstanding as of December 31, 2024	14	14
Additional paid-in capital	818,655	771,594
Accumulated other comprehensive loss	119	32
Accumulated deficit	(675,034)	(116,044)
Total shareholders' equity	143,762	655,604
Total liabilities, mezzanine shareholders' equity, and shareholders' equity	$629,895	$2,294,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$12	$—	$250
Cost of revenue	—	1	—	31
Gross profit	—	11	—	219

Operating expenses
General and administrative	9,108	8,448	31,378	22,643
Sales and marketing	1,395	1,032	4,074	2,660
Research and development	24,543	17,333	73,761	44,083
Project development	10,032	233	41,719	1,426
Impairment and other charges	1,095,839	—	1,511,735	—
Depreciation, amortization, and accretion	15,580	20,210	58,936	60,289
Total operating expenses	1,156,497	47,256	1,721,603	131,101

Operating loss	(1,156,497)	(47,245)	(1,721,603)	(130,882)

Other income (expense)
Interest income	4,835	7,992	16,179	24,712
Change in Earnout Shares liability and Warrant liability	(9,323)	27,690	66,257	29,361
Change in Tax Receivable Agreement liability	—	—	21,317	—
Other income	2	3	8	10
Net other income (expense)	(4,486)	35,685	103,761	54,083

Net loss before income tax	(1,160,983)	(11,560)	(1,617,842)	(76,799)
Income tax benefit	1,177	4,746	2,403	11,137
Net loss after income tax	(1,159,806)	(6,814)	(1,615,439)	(65,662)
Net loss attributable to non-controlling interests	(748,308)	(7,632)	(1,056,449)	(50,791)
Net income (loss) attributable to NET Power Inc.	$(411,498)	$818	$(558,990)	$(14,871)

Other comprehensive income
Unrealized gain on investments	163	528	245	461
Total other comprehensive income	163	528	245	461

Comprehensive loss	(1,159,643)	(6,286)	(1,615,194)	(65,201)
Comprehensive loss attributable to non-controlling interests	(748,203)	(7,284)	(1,056,291)	(50,487)
Comprehensive income (loss) attributable to NET Power Inc.	$(411,440)	$998	$(558,903)	$(14,714)

Earnings (loss) per share of Class A Common Stock, basic and diluted	$(5.28)	$0.01	$(7.21)	$(0.21)

Weighted average shares of Class A Common Stock, basic and diluted	77,883	73,537	77,530	72,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Mezzanine Shareholders' Equity and Shareholders' Equity (Unaudited)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	76,760	$8	139,691	$14	$771,594	$32	$(116,044)	$655,604	$1,506,584
Redemption of Class B Common Stock	300	—	(300)	—	1,489	—	—	1,489	(1,489)
Issuance of Class A Common Stock and reallocation of book value	3	—	—	—	41	—	—	41	(14)
Increase in Tax Receivable Agreement liability from qualifying exchanges	—	—	—	—	(343)	—	—	(343)	—
Unrealized gain on investments	—	—	—	—	—	6	—	6	10
Amortization of share-based payments	—	—	1,175	—	1,172	—	—	1,172	9,053
Adjustment of redeemable non-controlling interest to book value	—	—	—	—	98,592	—	—	98,592	(98,592)
Net loss	—	—	—	—	—	—	(119,350)	(119,350)	(254,236)
Balance at March 31, 2025	77,063	$8	140,566	$14	$872,545	$38	$(235,394)	$637,211	$1,161,316
Redemption of Class B Common Stock	473	—	(474)	—	2,148	—	—	2,148	(2,148)
Issuance of Class A Common Stock and reallocation of book value	343	—	—	—	1,553	—	—	1,553	(1,559)
Unrealized gain on investments	—	—	—	—	—	23	—	23	43
Amortization of share-based payments	—	—	1,248	—	3,407	—	—	3,407	10,532
Net loss	—	—	—	—	—	—	(28,142)	(28,142)	(53,905)
Balance at June 30, 2025	77,879	$8	141,340	$14	$879,653	$61	$(263,536)	$616,200	$1,114,279
Redemption of Class B Common Stock	—	—		—	—	—	—	—	—
Issuance of Class A Common Stock and reallocation of book value	4	—	—	—	(875)	—	—	(875)	870
Unrealized gain on investments	—	—	—	—	—	58	—	58	105
Amortization of share-based payments	—	—	1,562	—	2,511	—	—	2,511	9,146
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(62,634)	—	—	(62,634)	62,634
Net loss	—	—	—	—	—	—	(411,498)	(411,498)	(748,308)
Balance at September 30, 2025	77,883	$8	142,902	$14	$818,655	$119	$(675,034)	$143,762	$438,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Mezzanine Shareholders' Equity and Shareholders' Equity (Unaudited) (Continued)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	71,278	$7	141,788	$14	$851,841	$—	$(66,853)	$785,009	$1,545,905
Redemption of Class B Common Stock	680	—	(680)	—	74	—	—	74	(74)
Issuance of Class A Common Stock and reallocation of book value	12	—	—	—	4,032	—	—	4,032	(4,005)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	(567)	—	—	(567)	—
Unrealized gain on investments	—	—	—	—	—	224	—	224	438
Amortization of share-based payments	—	—	694	—	647	—	—	647	5,622
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(118,225)	—	—	(118,225)	118,225
Net loss	—	—	—	—	—	—	(11,421)	(11,421)	(30,211)
Balance at March 31, 2024	71,970	$7	141,802	$14	$737,802	$224	$(78,274)	$659,773	$1,635,900
Redemption of Class B Common Stock	611	—	(611)	—	708	—	—	708	(708)
Issuance of Class A Common Stock and reallocation of book value	2	—	—	—	29	—	—	29	(3)
Exercise of Warrants	1	—	—	—	10	—	—	10	—
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	674	—	—	674	—
Unrealized loss on investments	—	—	—	—	—	(291)	—	(291)	(568)
Amortization of share-based payments	—	—	650	—	1,114	—	—	1,114	7,417
Adjustment of redeemable non-controlling interest to redemption value, net of deferred taxes	—	—	—	—	72,746	—	—	72,746	(118,225)
Net loss	—	—	—	—	—	—	(4,268)	(4,268)	(12,949)
Balance at June 30, 2024	72,584	$7	141,841	$14	$813,083	$(67)	$(82,542)	$730,495	$1,510,864
Redemption of Class B Common Stock	2,612	—	(2,612)	—	28,447	—	—	28,447	(28,447)
Issuance of Class A Common Stock and reallocation of book value	48	—	—	—	425	—	—	425	(529)
Tax Receivable Agreement, net of deferred taxes	—	—	—	—	5,803	—	—	5,803	—
Tax-related partnership distribution payable	—	—	—	—	—	—	—	—	(4,130)
Unrealized gain on investments	—	—	—	—	—	179	—	179	349
Amortization of share-based payments	—	—	942	—	1,308	—	—	1,308	7,761
Net loss	—	—	—	—	—	—	818	818	(7,632)
Balance at September 30, 2024	75,244	$7	140,171	$14	$849,066	$112	$(81,724)	$767,475	$1,478,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss after income tax	$(1,615,439)	$(65,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	58,936	60,289
Impairment and other charges	1,511,735	—
Non-cash income	(1,683)	(2,046)
Deferred taxes	(2,404)	(11,137)
Change in fair value of Earnout Shares liability and Warrant liability	(66,257)	(29,361)
Change in Tax Receivable Agreement liability	(21,317)	—
Share-based compensation expense	35,759	23,795
Changes in operating assets and liabilities:
Accounts receivable, net	—	58
Interest receivable	3,336	113
Prepaid expenses and other current assets	(953)	(721)
Other long-term assets	(42)	(583)
Accounts payable	(1,778)	3,024
Accrued liabilities	5,442	3,289
Due to related parties	1,685	262
Net cash used in operating activities	(92,980)	(18,680)

Cash flows from investing activities:
Purchases of available-for-sale securities	(156,416)	(131,564)
Maturities of available-for-sale securities	65,845	42,250
Maturities of short-term investments	100,000	—
Capitalized software	(1,035)	(592)
Purchase of property, plant and equipment	(15,129)	(39,561)
Net cash used in investing activities	(6,735)	(129,467)

Cash flows from financing activities:
Issuance of Class A Common Stock, including exercise of Warrants	157	8
Payment of income taxes on vested share-based payment awards	(172)	(99)
Payments on finance lease obligations	(149)	—
Net cash used in financing activities	(164)	(91)

Net decrease in cash, cash equivalents, and restricted cash	(99,879)	(148,238)

Cash, cash equivalents, and restricted cash, beginning of period	331,676	536,927
Cash, cash equivalents, and restricted cash, end of period	$231,797	$388,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
In thousands

	Nine Months Ended September 30,
	2025	2024
Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$(1,609)	$3,826
Tax-related partnership distribution	—	4,130
Operating lease right-of use asset acquired	1,591	897
Finance lease right-of-use asset acquired	—	349

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$229,315	$386,257
Restricted cash	2,482	2,432
Total cash, cash equivalents, and restricted cash	$231,797	$388,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Nature of Business and Basis of Presentation
Nature of Business
NET Power Inc. (“Net Power” or the “Company”) is an energy technology company focused on delivering low-carbon gas power solutions. Historically, the Company’s sole business has been the development of a novel oxy-combustion power generation system (which we refer to as the “Net Power Cycle”) designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions. The Net Power Cycle is designed to inherently capture CO2 while producing virtually no air pollutants such as SOX, NOX, and other particulates. Recently, the Company broadened the scope of its business to potentially include the development of low-carbon gas power solutions using more standard natural gas turbines paired with post-combustion carbon capture technology.
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions. The estimates, judgments and assumptions made by the Company when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, goodwill and long-lived asset impairment, and share-based compensation were reasonably based on information available at the time they were made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as amounts reported on the condensed consolidated statements of operations and comprehensive loss during the periods presented. To the extent there are differences between these estimates and actual results, the Company’s condensed consolidated financial statements may be materially affected.

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
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires companies to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state, and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state, and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for the Company for calendar years beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating the impact of adoption to its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the consolidated statements of operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact of adoption to its expense disclosures.
NOTE 3 — Impairment and other charges
Long-lived asset impairment
In March 2025, due to higher-than expected indicative cost estimates for its first utility-scale project, the Company identified a triggering event for evaluation of impairment of its long-term assets. As the Company is in the development stage, focusing on developing and commercializing its technology, the Company assessed its definite-lived intangible assets, the Demonstration Plant, and other corporate assets for impairment as an asset group (the “Developed Technology Asset Group”). In March 2025, management performed a probability-weighted undiscounted cash flow analysis, incorporating estimated cash flows from the deployment of its technology and the value of the underlying intellectual property, and the results indicated that no impairment was required. Additionally, in response to these higher-than expected indicative cost estimates, the Company initiated a value engineering process to assess Project Permian’s economic feasibility and to optimize its design to reduce costs. The Company temporarily paused further long lead equipment releases and engaged a management consulting firm to conduct a techno-economic analysis of clean, firm power alternatives and to assess the market potential of the Net Power Cycle product.
In the second quarter of 2025, the Company progressed its value engineering process to improve and validate commercialization pathways for the Net Power Cycle and introduced its integrated product offering, combining the Net Power Cycle with gas turbines with the goal of improving the cost-competitiveness of the Company’s technology and time to market for potential customers. Additionally, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which enhanced the Section 45Q Tax Credit for Carbon Sequestration for enhanced oil recovery. The Company received initial results of the techno-economic analysis for the Net Power Cycle product, and the Company responded to a prospective customer’s Request for Proposal for Environmental Attribute Credits generated from carbon capture and sequestration at North American power plants. Based on these developments, the Company did not identify a triggering event that the Developed Technology Asset Group may be impaired as of June 30, 2025.

In late August 2025, the Company completed its assessment of the techno-economic analysis which identified slower than anticipated acceptance and deployment of the Company’s technology from previous expectations; the value engineering process identified significant cost reductions, but not to a level that is currently economic in the marketplace; and the engagement with potential customers identified time to market and cost as a significant factor to deployment of power solutions, both of which currently represent challenges for the Company’s Net Power Cycle product. The Company determined these factors would result in fewer deployments of the Company’s Net Power Cycle product than previously estimated and therefore, updated its long-range forecasts.
The Company determined that a triggering event had occurred requiring an impairment assessment of its Developed Technology Asset Group as a result of the feedback from potential customers to the Company’s technology and integrated product offering, the estimated cost reductions achieved through the value engineering process, and the resulting revisions to the Company’s forecasted future unit deployments and related cash flows based upon the perceived marketability and commercial viability of the Company’s technology. As a result, management updated its probability-weighted undiscounted cash flow analysis and determined that the carrying value of the Developed Technology Asset Group was not recoverable.
The fair value of the Developed Technology Asset Group was determined using the income and market approaches. The income approach used a probability-weighted discounted cash flow method based upon management’s projections of future revenues and operating expenses from future deployments of the Company’s technology discounted based an estimate of the Company’s cost of equity, which uses Level 3 inputs. As the Company has not generated revenue from its first-of-a-kind technology, the market approach was determined through an implied value approach by applying a control premium to the Company’s market capitalization, less working capital, investments in securities, and other assets not part of the asset group to estimate the fair value of the Developed Technology Asset Group, which uses Level 3 inputs. The application of these valuation methodologies resulted in an indicated fair value of the Developed Technology Asset Group of $200.0 million, resulting in the recognition of an impairment loss of $1,095.8 million for the three months ended September 30, 2025. The impairment was allocated to the long-lived assets within the asset group on a pro-rata basis, according to their relative carrying amounts. The impairment loss is included in Impairment and other charges on the condensed consolidated statements of operations and comprehensive loss.

The following table details the recognition of long-lived asset impairment as of the measurement date:

$ in thousands	Carrying Amount	Impairment	New Carrying Amount
Intangible assets, net	$1,197,106	$(1,012,344)	$184,762
Property, plant, and equipment, net	94,838	(80,201)	14,637
Operating lease right-of-use assets	3,895	(3,294)	601
Total	$1,295,839	$(1,095,839)	$200,000

The Company considered whether the estimated useful lives of the individual long-lived assets in the Developed Technology Asset Group required revision and concluded no changes were necessary.

Goodwill impairment
In March 2025, the Company assessed its goodwill for impairment. Due to a change in the Company’s business plan, as discussed above, and related sustained decrease in the Company’s market capitalization, the Company concluded that it was more likely than not that the fair value of its goodwill was less than its carrying amount as of March 31, 2025. As a result, the Company fully impaired its goodwill and recognized an impairment of $359.8 million during the first quarter of 2025, which is included in Impairment and other charges on the condensed consolidated statements of operations and comprehensive loss.

Other charges
During the first quarter of 2025, as a result of the management’s assessment of the probability of the construction of Project Permian due to the factors discussed above, $56.1 million of costs previously included in Construction-in-progress were expensed. This amount is included in Impairment and other charges in the condensed consolidated statements of operations and comprehensive loss.
NOTE 4 — Investments
The Company is currently invested in available-for-sale securities. The $100 million certificate of deposit previously held by the Company matured and the interest receivable on the certificate of deposit was collected in June 2025.

The following tables present the Company’s available-for-sale investments included in the condensed consolidated balance sheets:

$ in thousands	September 30, 2025
Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$32,370	$45	$32,415
Commercial paper	23,423	—	23,423
U.S. treasuries	80,118	122	80,240
Total	$135,911	$167	$136,078

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$31,267	$122	$31,389
U.S. treasuries	24,636	119	24,755
Total	$55,903	$241	$56,144

$ in thousands	December 31, 2024
Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$11,006	$15	$11,021
Commercial paper	8,629	—	8,629
U.S. treasuries	58,637	57	58,694
Total	$78,272	$72	$78,344

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
U.S. treasuries	$22,538	$90	$22,628
Total	$22,538	$90	$22,628
The cost of securities sold, if any, is based on the specific-identification method. During the three and nine months ended September 30, 2025 and 2024, there were no securities sold. There were no credit losses recognized during the three and nine months ended September 30, 2025 and 2024. The Company established no allowances for credit losses as of September 30, 2025 and December 31, 2024. The Company’s long-term available-for-sale investments mature through June 2027.
NOTE 5 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the Company utilized to determine the fair value:

		September 30,	December 31,
$ in thousands	Level	2025	2024
Assets
Available-for-sale investments	1	$192,222	$100,972
Short-term investments	2	—	100,000
Total assets		$192,222	$200,972

Liabilities
Public Warrants	1	$6,465	$31,034
Private Placement Warrants	3	10,464	50,249
Earnout Shares	3	55	1,958
Total liabilities		$16,984	$83,241

The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Balance of recurring Level 3 liabilities at beginning of period	$4,817	$36,175	$52,207	$38,622
Change in Earnout Shares liability	34	(944)	(1,903)	(1,211)
Change in Private Placement Warrant liability	5,668	(17,004)	(39,785)	(19,184)
Balance of recurring Level 3 liabilities at end of period	$10,519	$18,227	$10,519	$18,227
Short-term Investments
Short-term investments are valued at cost, which approximates fair value. The fair value of the short-term investments is considered a Level 2 fair value measurement because cost basis is observable, but not in an active market.
Available-for-sale Securities
The fair value of the available-for-sale investments is classified as a Level 1 fair value measurement because the investments are valued using the most recent quoted prices for identical assets in active markets.
Warrants
The Public Warrants are exercisable for 8,624,974 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company’s Class A Common Stock price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company’s Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire June 8, 2028. The Public Warrants are valued using their quoted and publicly-available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the fair value of the Public Warrants is considered a Level 1 fair value measurement.
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
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $3.01 as of September 30, 2025 with a strike price of $11.50 per share. The volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered a Level 3 fair value measurement.

The following table contains the key inputs used in the valuations of the Private Placement Warrants:

	September 30, 2025	December 31, 2024
Term (in years)	2.69	3.44
Volatility	99.0%	59.3%
Risk-free rate	3.5%	4.2%
Earnout Shares
The fair value of the Earnout Shares (as defined in Note 6 to the consolidated financial statements included in the 2024 Annual Report) is estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company’s daily volume-weighted average share price. Historically, the volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the historical volatility of the Company’s Class A common stock, and the implied volatility of the Public Warrants. For the valuation as of September 30, 2025, the volatility assumption is based on the Company’s own historical volatility, implied volatility on the Company’s own common stock options, and the implied volatility of the Public Warrants.
The following table contains the key inputs used in the valuations of the Earnout Shares:

	September 30, 2025	December 31, 2024
Term (in years)	0.69	1.43
Volatility	104.0%	59.7%
Risk-free rate	3.7%	4.1%
NOTE 6 — Goodwill and Intangible Assets
Goodwill
Goodwill represented the future economic benefits derived from the Company’s unique market position, the growth attributable to the Net Power Cycle and the Company’s assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill was allocated to the Company’s sole reportable segment and reporting unit.
The following table presents the changes to goodwill included in the condensed consolidated balance sheets:

	September 30,	December 31,
$ in thousands	2025	2024
Balance at the beginning of the period	$359,847	$423,920
Impairment	(359,847)	—
Measurement adjustments	—	(64,073)
Balance at the end of the period	$—	$359,847
During the second quarter of 2024, the Company completed its estimate of deferred taxes as of the Closing Date and finalized its purchase price allocation, which resulted in a measurement adjustment that reduced goodwill by $64.1 million.
Refer to Note 3 — Impairment and other charges for discussion of impairment.

Definite-Lived Intangible Assets
The following tables summarize the Company’s definite-lived intangible assets included in the condensed consolidated balance sheets:

	September 30,			December 31,
	2025			2024
$ in thousands	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$184,465	$(854)	$183,611	$1,345,000	$(104,985)	$1,240,015
Software(1)	448	(8)	440	1,407	(79)	1,328
Total definite-lived intangible assets	$184,913	$(862)	$184,051	$1,346,407	$(105,064)	$1,241,343
___________
(1) Software includes $0.1 million and $0.6 million related to software work-in-progress as of September 30, 2025 and December 31, 2024.
Refer to Note 3 — Impairment and other charges for discussion of impairments.
The following table presents the Company’s amortization expense for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Amortization expense	$12,122	$16,837	$45,943	$50,477
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter (in thousands):

Remaining 2025	$2,644
2026	10,489
2027	10,489
2028	10,518
2029	10,447
2030 and thereafter	139,464
Total	$184,051
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.

NOTE 7 — Property, Plant, and Equipment
The following table summarizes the key classifications of property, plant, and equipment included in the condensed consolidated balance sheets:

	September 30,	December 31,
$ in thousands	2025	2024
Demonstration Plant	$13,739	$122,845
Furniture and equipment	133	1,069
Assets acquired under finance lease	45	349
Construction-in-progress	2,672	48,438
Total property, plant, and equipment, gross	16,589	172,701
Accumulated depreciation and amortization (1)	(244)	(21,231)
Total property, plant, and equipment, net	$16,345	$151,470
___________
(1) As of September 30, 2025 and December 31, 2024, $1 thousand and $18 thousand, respectively, of accumulated depreciation and amortization is related to amortization of the finance lease right-of-use assets.
Refer to Note 3 — Impairment and other charges for discussion of impairments.
The following table presents the Company’s depreciation and amortization expense for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Depreciation and amortization expense	$3,374	$3,328	$12,747	$9,681
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.
NOTE 8 — Accrued Liabilities
Accrued liabilities in the condensed consolidated balance sheets consist of the following:

	September 30,	December 31,
$ in thousands	2025	2024
Incentive compensation	$2,482	$2,916
Capital expenditures	676	2,285
Accrued project expenses	3,181	—
Professional fees	2,632	1,143
Other accrued liabilities	2,489	1,063
Total accrued liabilities	$11,460	$7,407
NOTE 9 — Leases
On March 7, 2025, the Company entered into a building lease agreement for a warehouse in La Porte, Texas that commenced in April 2025. The lease has an initial term of 62 months and contains a renewal option of five years. The future minimum lease payments associated with this lease are approximately $2.0 million.
Refer to Note 3 — Impairment and other charges for discussion of impairment.

NOTE 10 — Redeemable Non-Controlling Interests in Subsidiary
The following table presents the Company and the non-controlling interest (“NCI”) ownership percentage of the membership interests in OpCo as of the following periods:

	September 30,	December 31,
	2025	2024
Non-controlling interest holders	64.7%	64.4%
NET Power Inc.	35.3%	35.6%
The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value. As of September 30, 2025 and December 31, 2024, the Company measured redeemable NCI at redemption value. The adjustment to record redeemable NCI at book or redemption value is recorded through Additional paid-in capital on the condensed consolidated statement of mezzanine shareholders' equity and shareholders' equity.
OpCo’s net loss before income tax was attributed to redeemable NCI holders at 64.5% for the three and nine months ended September 30, 2025. OpCo’s net loss before income tax was attributed to redeemable NCI holders at 66.0% for the three and nine months ended September 30, 2024.
NOTE 11 — Share-Based Compensation
The following table presents the aggregate share-based compensation expense, net of forfeitures, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Share-based compensation expense	$11,656	$8,995	$35,759	$23,795
Performance Stock Units
As of September 30, 2025, there was $0.9 million of unrecognized share-based compensation expense related to unvested performance stock units (“PSUs”).
During 2025, there have been 524,000 PSUs awarded to certain executives for which the vesting occurs upon the achievement of specific market-based conditions related to the Company’s financial performance over a three-year period, modified based on the Company’s Relative Total Shareholder Return (“TSR”) and subject to final vesting based on the participant’s continued employment through the end of the requisite service period. The amount of awards that will ultimately vest for the PSU can range from 0% to 200% based on the TSR calculated over a three-year period. The fair value of the PSUs was determined using the Monte Carlo Simulation model and is being expensed over the three-year vesting period. The assumptions used to calculate the fair value of these awards were:

Weighted average expected life	3 years
Risk-free interest rates	3.9%
Expected volatility	80.0%
The following table presents a summary of PSU activity as of September 30, 2025 and the changes during the nine months ended September 30, 2025:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	128	$16.24
Granted	524	2.89
Forfeited	(330)	5.03
Unvested, end of period	322	$6.00
Stock Options
As of September 30, 2025, there was $3.3 million of unrecognized share-based compensation expense related to stock options.
The stock options granted to employees during 2025 vest on the one-year anniversary of the date of grant. The Company will recognize compensation expense from the grant date through the expected vesting date. The fair value of the Company’s stock option grants was estimated utilizing the following range of assumptions using the Black-Scholes Merton model:

Weighted average expected life	3 years
Risk-free interest rates	3.58% - 3.87%
Expected volatility	86.0% - 89.6%
The following table presents a summary of stock option activity during the nine months ended September 30, 2025:

In thousands, except per share data	Quantity	Weighted-Average Exercise Price Per Share
Unvested, beginning of period	2,460	$11.30
Granted	4,163	2.14
Forfeited	(141)	2.13
Unvested, end of period	6,482	$5.62
Restricted Stock Units
As of September 30, 2025, there was $6.1 million of unrecognized share-based compensation expense related to unvested restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of three years.
Generally, RSUs granted to employees and the majority of executives either cliff-vest on the three-year anniversary of the date of grant or vest ratably on each anniversary of the date of grant over a three-year period. Annual awards granted to independent directors cliff-vest on the first anniversary of each award’s grant date.

The following table presents a summary of RSU activity during the nine months ended September 30, 2025:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,132	$11.54
Granted	2,114	2.58
Vested	(383)	8.04
Forfeited	(387)	3.51
Unvested, end of period	3,476	$7.35
Refer to Note 14 — Related Party Transactions for information related to the BHES JDA.
NOTE 12 — Earnings (loss) per Share
Basic earnings (loss) per share attributable to shareholders is calculated by dividing net income (loss) attributable to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to shareholders includes the effect of potentially dilutive common shares outstanding.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2025	2024	2025	2024
Numerator
Net loss after income tax	$(1,159,806)	$(6,814)	$(1,615,439)	$(65,662)
Net income (loss) attributable to NET Power Inc.	$(411,498)	$818	$(558,990)	$(14,871)
Denominator
Weighted-average number shares outstanding, basic and diluted	77,883	73,537	77,530	72,541
Earnings (loss) per share attributable to shareholders, basic and diluted	$(5.28)	$0.01	$(7.21)	$(0.21)
Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the three and nine months ended September 30, 2025 and 2024.

Based on the amounts outstanding at September 30, 2025 and 2024, the Company excluded the following financial instruments from the computation of diluted earnings (loss) per share because their inclusion would be anti-dilutive:

In thousands	September 30,
Anti-Dilutive Instruments	2025	2024
Public Warrants	8,621	8,622
Private Placement Warrants	10,900	10,900
Earnout Shares	329	329
BHES Bonus Shares	2,068	2,068
Unvested Class A OpCo Units	—	242
Vested Class A OpCo Units	143,930	140,630
Unvested RSUs	2,219	871
Unvested PSUs	322	128
Make-Whole Awards	1,257	1,179
Stock Options	6,482	2,460
Total	176,128	167,429

NOTE 13 — Income Taxes
As of September 30, 2025, the Company estimated its annual effective tax rate to be 1.89%, and recorded a deferred income tax benefit of $1.2 million and $2.4 million for the three and nine months ended September 30, 2025. The annual effective tax rate varies from the statutory federal income tax rate due to amounts allocated to NCI, changes in the Company’s valuation allowance and other permanent items.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have evaluated OBBBA and determined that there were no material impacts to our consolidated financial statements.
Tax Receivable Agreement
In March 2025, due to the Company’s decision to pause new purchase commitments for Project Permian’s long-lead equipment and commencement of a value engineering exercise to determine project cost reductions and better understand Project Permian’s expected economic feasibility, the Company determined it was not more likely than not that its deferred tax assets subject to the Tax Receivable Agreement (“TRA”) would be realized and therefore reduced the TRA liability to zero as payments under the TRA were not considered probable. Accordingly, in March 2025, the Company recognized a $21.3 million reduction in the Tax Receivable Agreement liability, which is recorded in Change in Tax Receivable Agreement liability in the condensed consolidated statements of operations for the nine months ended September 30, 2025.
On May 12, 2025, pursuant to its rights under the TRA, the Company delivered to the agent of the TRA holders notice of the Company’s intent to terminate the TRA (the “Early Termination Notice”). No early termination payment was payable to any TRA holder. The Early Termination Notice became final and binding on June 12, 2025.

NOTE 14 — Related Party Transactions
The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Master services agreement administrative costs	$21	$30	$90	$82
General and administrative	$21	$30	$90	$82

Master services agreement costs for Demonstration Plant	$457	$160	$1,711	$1,025
BHES JDA	17,307	12,865	55,312	33,030
Research and development	$17,764	$13,025	$57,023	$34,055

BHES Limited Notice to Proceed	—	—	19,533	—
Project development	$—	$—	$19,533	$—
The Company had $8.2 million and $6.5 million in current liabilities payable to related parties as of September 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets related to the following services. These related party payables are unsecured and are due on demand.
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
BHES JDA
On February 3, 2022, the Company entered into the Original JDA, which was subsequently amended and restated on June 30, 2022 and December 13, 2022 with BHES to invest in, develop, and deploy the Net Power Cycle in collaboration with the Company (as amended and restated, the “BHES JDA”). The BHES JDA is settled in cash and issuances of equity in exchange for services related to the development and commercialization of the technology. The Company records the expense for services provided by BHES within Research and development on the condensed consolidated statements of operations and comprehensive loss. As a result of the equity issuances under the BHES JDA, BHES’s ownership interest in the Company exceeds 5%; therefore, it is considered a related party for all periods presented.
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

	Quantity		Expense Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
in thousands	2025	2024	2025	2024
Class A OpCo Units	1,357	1,030	$8,971	$6,807
Class B Common Stock	1,357	1,030	—	—
Total			$8,971	$6,807

	Quantity		Expense Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Class A OpCo Units	4,166	2,623	$27,541	$17,336
Class B Common Stock	4,166	2,623	—	—
Total			$27,541	$17,336

Shares issued as payment under the terms of the BHES JDA are issued at a discount expected to cause a total loss of approximately $17.5 million to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $13.5 million related to such issuances. Additionally, if the volume-weighted average price of the Company’s stock for ten consecutive trading days (“10-Day VWAP”) immediately preceding the payment date for services under the BHES JDA is less than $4.00 per share (the “Floor Price”), an incremental cash payment is required for the difference between the 10-Day VWAP and the Floor Price (the “BHES JDA Make-Whole Payment”). As of September 30, 2025, the Company had $0.5 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment. For the three and nine months ended September 30, 2025, the Company incurred $1.0 million and $4.9 million related to the BHES JDA Make-Whole Payment. For the three and nine months ended September 30, 2024, the Company had no such expenses related to the BHES JDA Make-Whole Payment.
BHES may earn additional shares (“BHES Bonus Shares”) if it meets certain targets related to the development of the Company’s technology. The Company determined that it is probable it will issue these shares to BHES; therefore, the Company recognizes the compensation cost associated with these share-based payments ratably over the expected service period. The following table disaggregates the variable share-based compensation payable to BHES should it meet its milestone objectives:

$ in thousands	Compensation Cost Incurred To Date	Remaining Compensation Cost	Total Compensation Cost
BHES JDA	$24,390	$2,955	$27,345
BHES Limited Notice to Proceed
Through September 30, 2025, the Company has incurred $41.5 million under a Letter of Limited Notice to Proceed for the Purchase of KPEP Long Lead Time Items with BHES, as amended, for the purchase of long-lead materials necessary for the procurement and manufacture of the turboexpander and related key process equipment and machinery for the Company’s first utility-scale power plant, along with related fees and services.
BHES Equipment Purchases
On August 14, 2025, the Company committed to purchase a lube oil system from BHES for the Demonstration Plant for $1.6 million. As of September 30, 2025, the Company incurred $0.2 million related to this commitment.

NOTE 15 — Commitments and Contingencies

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

The Company intends to vigorously defend against the claims brought in both matters. In light of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time the Company is unable to estimate a reasonably possible financial loss or range of financial loss, if any, that the Company may incur to resolve or settle these matters.
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

	September 30,	December 31,
$ in thousands	2025	2024
Asset retirement obligation, beginning of period	$3,265	$2,060
Revision of estimate	—	996
Accretion expense	246	209
Asset retirement obligation, end of period	$3,511	$3,265
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
As of September 30, 2025, the Company had $32.1 million of remaining purchase obligations through February 2027 related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock, plus any incremental cash payments that may be owed for periods where the 10-Day VWAP is less than $4.00 per share in the 10 trading days preceding the date on which shares are to be issued to BHES. In addition, the Company had $66.8 million of additional remaining asset purchase obligations through 2026. Refer to Note 14 — Related Party Transactions for additional information related to the BHES JDA.
NOTE 16 — Subsequent Events
Gas Turbine Purchase Obligation
On November 12, 2025, the Company entered into an agreement with a vendor for the purchase of two modular gas turbine generator sets for a total purchase obligation of $77.7 million, of which $1.0 million has been paid as of the date of the agreement. Remaining payments under the contract are due at certain milestones through 2028.
Letter of Intent with Entropy, Inc.
On November 7, 2025, the Company signed a letter of intent with Entropy, Inc., to negotiate one or more definitive agreements under which the Company would, among other things, exclusively license and commercialize the post-combustion carbon capture technology of Entropy, Inc. in the United States.

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
Overview
Net Power is an energy technology company focused on delivering low-carbon gas power solutions. Historically, our sole business has been the development of a novel oxy-combustion power generation system (which we refer to as the “Net Power Cycle”) designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions. The Net Power Cycle is designed to inherently capture CO2 while producing virtually no air pollutants such as SOX, NOX, and other particulates. Recently, we have broadened the scope of our business to potentially include the development of low-carbon gas power solutions using more standard natural gas turbines paired with post-combustion carbon capture technology.
Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, potential supply chain issues, changes in tax policies and other incentives supporting carbon capture, our access to the capital needed to finance the development of our projects, and development of competing energy technologies sooner or at a lesser cost than our products. Supply chain issues related to the manufacturing and transportation of key equipment, including as a result of tariffs imposed by the U.S. or other countries or other trade barriers, measures, or conflicts, may lead to a delay in our commercialization efforts, which could impact our results of operations, financial condition and prospects. Also, currency fluctuations, inflation, and tariffs and other trade barriers, measures or conflicts may significantly increase freight charges, raw material costs and other expenses associated with our business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.

Specifically, on July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), a large piece of tax and spending legislation that has specific material effects for Net Power’s intended SN1 project and future pipeline. The OBBBA preserved the core elements of the 45Q tax credit for carbon sequestration and use, including eligibility for programs to efficiently monetize the credits (i.e., direct pay and transferability). The OBBBA also created parity in 45Q credit value for carbon emissions used in enhanced oil recovery (“EOR”); eligible projects capturing carbon emissions for EOR that would have previously been eligible for a $60/ton credit will now be eligible for the full value of $85/ton. Net Power expects this increase in credit value to materially improve the economics for projects capturing emissions for EOR, strengthening economics for projects specifically in the Permian Basin. The OBBBA included additional other provisions with expected fewer material effects on Net Power projects and indirect effects on the broader market for clean power; the full implications of those changes are not yet clear.

Additionally, the Trump Administration has started the process to change regulations on new natural gas-fired power plants. Currently, the U.S. Environmental Protection Agency’s regulations for new gas turbines that run above a 40% capacity factor require such facilities to meet a 90% capture rate by 2032. These regulations were proposed to be repealed on June 11, 2025. The implications of the potential repeal of these regulations are uncertain at this time, but we do not expect such repeal to have a material impact on the market for Net Power’s projects.
Commencing Commercial Operations
In 2024, Net Power began purchasing initial long-lead materials for its first utility-scale power plant (“SN1”) with the intention of locating SN1 in the Permian Basin of West Texas (“Project Permian”). However, after completing the front-end engineering and design (“FEED”) process in December 2024, the indicative cost estimate at that time was higher than originally anticipated. In response, during the first quarter of 2025, Net Power commenced a post-FEED optimization and value engineering process. In March 2025, the Company suspended further long-lead equipment releases but value engineering and certain development work continued into the third quarter of 2025.

During the third quarter of 2025, we completed a market analysis of our oxy-combustion technology, identifying slower than anticipated acceptance and deployment of the technology from previous expectations. The value engineering efforts on Project Permian identified significant cost reductions, but not to a level that is economically competitive in the current market. Although we believe that oxy-combustion technology remains a viable, long-term solution for the delivery of low-carbon intensity power, we also believe that the near-term prioritization of gas turbines with post-combustion carbon capture is the optimal approach to meeting current market demands.

In response to unprecedented demand growth for low-cost, firm power generation solutions with viable pathways to decarbonize, we have broadened the scope of our business to include the generation of power using natural gas turbines paired with post-combustion carbon capture technology. In order to preserve capital for this new business opportunity, we have determined to pause all development work and related expenditures for SN1. We intend to complete Phase I testing at our Demonstration Plant in La Porte, Texas, which we expect to conclude by the end of 2025, after which we will reassess future testing phases.

Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		$ Change	% Change
$ in thousands	2025	2024
Revenue	$—	$12	$(12)	(100)%
Cost of revenue	—	1	(1)	(100)%
Gross profit	—	11
Operating expenses
General and administrative	9,108	8,448	660	8%
Sales and marketing	1,395	1,032	363	35%
Research and development	24,543	17,333	7,210	42%
Project development	10,032	233	9,799	4,206%
Impairment and other charges	1,095,839	—	1,095,839	n/a
Depreciation, amortization, and accretion	15,580	20,210	(4,630)	(23)%
Total operating expenses	1,156,497	47,256
Operating loss	(1,156,497)	(47,245)
Other income (expense)
Interest income	4,835	7,992	(3,157)	(40)%
Change in Earnout Shares liability and Warrant liability	(9,323)	27,690	(37,013)	(134)%
Other income	2	3	(1)	(33)%
Net other income (expense)	(4,486)	35,685
Net loss before income tax	(1,160,983)	(11,560)
Income tax benefit	1,177	4,746	(3,569)	(75)%
Net loss after income tax	(1,159,806)	(6,814)
Net loss attributable to non-controlling interests	(748,308)	(7,632)
Net income (loss) attributable to NET Power Inc.	$(411,498)	$818

General and administrative

General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, information technology, and other consulting services. General and administrative expenses increased by $0.7 million, or 8%, for the three months ended September 30, 2025, as compared to the same period in 2024. This increase was primarily due to greater professional fees for engineering and tax consulting and legal fees. Additionally, we incurred higher compensation expense due to stock-based compensation awards granted during 2025 and growth in employee headcount for the three months ended September 30, 2025, as compared to the same period in 2024.
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related and consultant costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $0.4 million, or 35%, for the three months ended September 30, 2025, as compared to the same period in 2024. This increase was due to higher professional fees and growth in employee headcount.
Research and development
Research and development (“R&D”) expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $7.2 million, or 42%, for the three months ended September 30, 2025, as compared to the same period in 2024. This increase was primarily due to more activity under the BHES JDA and ongoing validation testing campaigns at the Demonstration Plant that began in the fourth quarter of 2024. The Company also expanded its engineering headcount to support technology development efforts. Additionally, the Company incurred $1.0 million related to the JDA Make-Whole Payments for the three months ended September 30, 2025; no such expense was incurred for the same period in 2024.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $9.8 million, or 4,206%, for the three months ended September 30, 2025, as compared to the same period in 2024. Beginning in March 2025, the Company began expensing costs associated with Project Permian as the Company suspended further long lead equipment releases for the project while it performed a value engineering process to evaluate the feasibility of the project. These costs were capitalized during the three months ended September 30, 2024. For the three months ended September 30, 2025, the Company incurred $9.9 million of costs related to Project Permian.
Impairment and other charges
During the three months ended September 30, 2025, the Company recognized an impairment loss of $1,095.8 million related to its long-lived assets as a result of the responsiveness from potential customers to the Company’s technology and integrated product offering, the estimated cost reductions achieved in Project Permian, and the resulting revisions to the Company’s forecasted future unit deployments and related cash flows based upon the perceived marketability and commercial viability of the Company’s technology.
Depreciation, amortization, and accretion
Depreciation, amortization and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization and accretion expense decreased by $4.6 million, or 23%, for the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to lower depreciation and amortization rates as a result of the long-lived assets impairment recognized during the three months ended September 30, 2025.
Interest income
Interest income decreased by $3.2 million, or 40%, for the three months ended September 30, 2025, as compared to the same period in 2024. Interest income decreased due to lower interest-bearing cash and investment balances, declines in interest rates, and lower investment accretion.
Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability decreased by $37.0 million, or 134%, for the three months ended September 30, 2025, as compared to the same period in 2024. The change was primarily due to the fluctuations in the market price of our Class A Common Stock as well as higher volatilities. The Company’s stock price increased $0.54 per share during the three months ended September 30, 2025 compared to a decrease of $2.82 per share for the three months ended September 30, 2024.

Income tax benefit
Income tax benefit was $1.2 million for the three months ended September 30, 2025, compared to an income tax benefit of $4.7 million for the same period in 2024. This change was due to an increase in the Company’s valuation allowance, partially offset by a favorable permanent difference related to the change in the value of the Warrant liability as compared to the same period in 2024.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 64.5% of net loss before income tax for the three months ended September 30, 2025, as compared to 66.0% of net loss for the three months ended September 30, 2024. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo units for Class A PubCo shares, partially offset by the additional issuance of Class A OpCo units under the BHES JDA.
Results of Operations
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Nine Months Ended September 30,
$ in thousands	2025	2024	$ Change	% Change
Revenue	$—	$250	(250)	(100)%
Cost of revenue	—	31	(31)	(100)%
Gross profit	—	219
Operating expenses
General and administrative	31,378	22,643	8,735	39%
Sales and marketing	4,074	2,660	1,414	53%
Research and development	73,761	44,083	29,678	67%
Project development	41,719	1,426	40,293	2,826%
Impairment and other charges	1,511,735	—	1,511,735	n/a
Depreciation, amortization, and accretion	58,936	60,289	(1,353)	(2)%
Total operating expenses	1,721,603	131,101
Operating loss	(1,721,603)	(130,882)
Other income
Interest income	16,179	24,712	(8,533)	(35)%
Change in Earnout Shares liability and Warrant liability	66,257	29,361	36,896	126%
Change in Tax Receivable Agreement liability	21,317	—	21,317	n/a
Other income	8	10	(2)	(20)%
Net other income	103,761	54,083
Net loss before income tax	(1,617,842)	(76,799)
Income tax benefit	2,403	11,137	(8,734)	(78)%
Net loss after income tax	(1,615,439)	(65,662)
Net loss attributable to non-controlling interests	(1,056,449)	(50,791)
Net loss attributable to Net Power Inc.	$(558,990)	$(14,871)

General and administrative
General and administrative expenses increased by $8.7 million, or 39%, for the nine months ended September 30, 2025, as compared to amounts for the nine months ended September 30, 2024. During the second quarter of 2025, we terminated the employment of our former Chief Operating Officer, our former Chief Financial Officer, our former Chief Accounting Officer, and certain other employees. Such terminations resulted in $3.1 million in severance payments to these employees, as well as $1.1 million of stock-based compensation for related vesting accelerations. There also was an overall increase in compensation expense due to growth in employee headcount and stock-based compensation awards granted during 2025. Additionally, we incurred greater professional fees for engineering, tax, and legal services as well as higher information technology expenses related to the Company’s infrastructure buildout during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs and consultants costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $1.4 million, or 53%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily attributable to higher employee headcount as well as severance costs and related accelerated stock-based compensation, partially offset by lower professional fees.

Research and development
R&D expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our Demonstration Plant and development activities under the BHES JDA. R&D expenses increased by $29.7 million, or 67%, for the nine months ended September 30, 2025, as compared to amounts for the nine months ended September 30, 2024. This increase was primarily due to the timing of development activities under the BHES JDA and the validation testing campaigns at the Demonstration Plant that began in the fourth quarter of 2024. The Company also incurred higher engineering consulting fees and expanded its engineering headcount to support technology development efforts. Additionally, R&D expenses for the nine months ended September 30, 2025 included $4.9 million for the BHES JDA Make-Whole Payments; there was no such expense made during the same period in 2024.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $40.3 million, or 2,826%, for the nine months ended September 30, 2025, as compared the nine months ended September 30, 2024. Beginning in March 2025, the Company began expensing costs associated with Project Permian as the Company suspended further long lead equipment releases for the project while it performs a value engineering process to evaluate the feasibility of the project. These costs were capitalized during the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the Company incurred $21.0 million of costs related to Project Permian and $19.5 million under a Letter of Limited Notice to Proceed for the Purchase of KPEP Long Lead Time Items with BHES, as amended related to certain milestones.

Impairment and other charges
During the first quarter of 2025, the Company assessed its goodwill for impairment due to a change in the Company’s business plan and related sustained decrease in the Company’s market capitalization. As a result, the Company fully impaired goodwill for an impairment loss of $359.8 million. Also in the first quarter of 2025, the Company expensed $56.1 million of costs associated with the construction of Project Permian as management initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long lead equipment releases. In the third quarter of 2025, the Company recognized an impairment loss of $1,095.8 million related to its long-lived assets as a result of the responsiveness from potential customers to the Company’s technology and integrated product offering, the estimated cost reductions achieved in Project Permian, and the resulting revisions to the Company’s forecasted future unit deployments and related cash flows based upon the perceived marketability and commercial viability of the Company’s technology.

Depreciation, amortization, and accretion
Our depreciation, amortization, and accretion expenses consist primarily of depreciation on our Demonstration Plant and amortization of intangible assets. Depreciation, amortization, and accretion expense decreased by $1.4 million, or 2%, for the nine months ended September 30, 2025, as compared to amounts for the same period in 2024, primarily due to lower depreciation and amortization rates as a result of the long-lived asset impairment during the three months ended September 30, 2025.

Interest income
Interest income decreased by $8.5 million, or 35%, for the nine months ended September 30, 2025, as compared to amounts for the same period in 2024. This decrease was due to lower interest-bearing cash and investment balances, declines in interest rates, and lower investment accretion.

Change in Earnout Shares liability and Warrant liability
The change in Earnout Shares liability and Warrant liability increased by $36.9 million, or 126%, for the nine months ended September 30, 2025, as compared to the same period in 2024. This increase is primarily due to the fluctuations in the market price of our Class A Common Stock as well as higher volatilities. The Company’s stock price decreased $7.58 per share during the nine months ended September 30, 2025 compared to a decrease of $3.09 per share for the nine months ended September 30, 2024.

Change in Tax Receivable Agreement liability

In March 2025, the Company reduced the Tax Receivable Agreement (“TRA”) liability of $21.3 million to zero as payments related to the TRA were not considered probable. In May 2025, pursuant to its rights under the TRA, the Company delivered to the agent of the TRA holders notice of the Company’s intent to terminate the TRA (the “Early Termination Notice”). No early termination payment was payable to any TRA holder. The Early Termination Notice became final and binding on June 12, 2025.

Income tax benefit
Our income tax benefit decreased by $8.7 million for the nine months ended September 30, 2025, as compared to amounts for the nine months ended September 30, 2024. This change was due to an increase in the Company’s valuation allowance, partially offset by a favorable permanent difference related to the change in the value of the Warrant liability as compared to the same period in 2024. In addition, the Company finalized deferred taxes as of the Closing Date of the Business Combination in 2024.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 64.5% of net loss before income tax for the nine months ended September 30, 2025, as compared to 66.0% of net loss for the nine months ended September 30, 2024. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo units for Class A PubCo shares, partially offset by the additional issuance of Class A OpCo units under the BHES JDA.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, short-term investments and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising capital through the sale of equity. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative costs and costs to develop our projects and procure the equipment necessary for such projects.
The following table summarizes our liquidity position:

	September 30,	December 31,
in thousands	2025	2024
Cash and cash equivalents	$229,315	$329,230
Short-term investments	—	100,000
Available-for-sale securities	192,222	100,972
Total liquidity	$421,537	$530,202
The available-for-sale securities are comprised of investment grade, fixed income securities. The short-term investments are comprised of a single 12-month certificate of deposit, held with a domestic banking institution, which matured in June 2025. Additionally, our current liabilities were $22.3 million at September 30, 2025.
We believe we have the ability to manage our operating costs such that our existing liquidity will be sufficient to fund our obligations for the next 12 months following the filing of this Report. We believe that our current sources of liquidity on hand should be sufficient to fund our general corporate operating expenses as we work to develop our products and projects, but certain costs are not reasonably estimable at this time and we may require additional funding. Specifically, we may require additional funding in order to successfully fund the projects we intend to develop.
Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Nine Months Ended September 30,
in thousands	2025	2024
Net cash used in operating activities	$(92,980)	$(18,680)
Net cash used in investing activities	$(6,735)	$(129,467)
Net cash used in financing activities	$(164)	$(91)
Operating Activities
Cash used in operating activities increased $74.3 million for the nine months ended September 30, 2025, as compared to the same period in 2024. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to higher R&D costs, including costs incurred under the BHES JDA, as we commenced the validation testing campaigns at our Demonstration Plant during the fourth quarter of 2024, project development costs, and the expansion of the Company’s corporate infrastructure throughout 2024 and into 2025. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.
Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities decreased $122.7 million as compared to the same period in 2024. Cash used in investing activities for the nine months ended September 30, 2025 primarily reflects the maturity of the Company’s certificate of deposit and the reinvestment of those funds into available-for-sale securities, along with capital expenditures related to the Demonstration Plant and Project Permian during the period in which costs were capitalized. Cash used in investing activities for the nine months ended September 30, 2024 primarily reflects the initial investments in available-for-sale securities as well as capital expenditures related to Project Permian and the Demonstration Plant during that period.
Financing Activities
Our cash used in financing activities was generally consistent for the nine months ended September 30, 2024, as compared to the same period in 2024. Cash used in financing activities for the nine months ended September 30, 2025 consists of finance lease obligation payments, income tax payments on vested share-based compensation awards, and issuance of Class A Common Stock.
Commitments and Contractual Obligations
Asset Retirement Obligation
We hold a lease for approximately 218,900 square feet of land under the Demonstration Plant. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the Demonstration Plant. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $3.5 million and $3.3 million as of September 30, 2025 and December 31, 2024, respectively.
Leases
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The Company also leases land in West Texas for Project Permian from a subsidiary of Occidental Petroleum. Additionally, the Company leases two office trailers at the Demonstration Plant, as well as a warehouse, in La Porte, Texas.
As of September 30, 2025, future minimum lease payments attributable to the Company’s operating and finance lease arrangements are approximately $4.7 million and $0.2 million, respectively.
Joint Development Agreement
As of September 30, 2025 and December 31, 2024, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA’s total value is $140 million, which assumes a fixed price per share. As of September 30, 2025, we recognized approximately $54.0 million of inception-to-date cash expenses and approximately $54.0 million of inception-to-date share-based expenses related to the BHES JDA. In addition, the Company may be required to make additional cash payments to BHES during periods when the volume-weighted average price of our Class A Common Stock is less than $4.00 per share in the 10 trading days preceding applicable quarterly share issuances under the terms of the BHES JDA. As of September 30, 2025, the Company had $0.5 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment. For the three and nine months ended September 30, 2025, the Company incurred expenses of $1.0 million and $4.9 million related to the BHES JDA Make-Whole Payments.
Off-Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Purchase Commitments
As of September 30, 2025, we have committed to purchase certain components of industrial machinery for use at our Demonstration Plant and at SN1. The total gross commitments totaled $149.1 million. As of September 30, 2025, there was $66.8 million remaining related to these commitments.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Preparation of the financial statements requires our management to make a number of judgments, estimates and assumptions relating to the reported amounts of expenses, assets, and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on our financial statements. Our significant accounting policies are described in Note 2 — Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 in our Annual Report.
Impairment of Long-Lived Assets
We believe evaluating the recoverability of long-lived assets is a critical accounting estimate because it requires management to make judgments and assumptions regarding future trends and events. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets. For the three and nine months ended September 30, 2025, we recognized impairment loss of $1,095.8 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report. Except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report.
We have incurred and may in the future incur losses due to an impairment in the carrying value of our long-lived assets.
In September 2025, we determined that a triggering event had occurred requiring an impairment assessment of our Developed Technology Asset Group, which resulted in the recognition of an impairment loss of $1,095.8 million for the three and nine months ended September 30, 2025.
This impairment loss is a reflection of the current market for our technology that has resulted from information gathered by management regarding the projected cost of Project Permian and the ability of our technology to compete with other prevailing energy technologies on both a cost and efficiency basis. Any impairment determinations involve significant assumptions and judgments. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges in future periods, which could adversely affect the Company’s business and financial results.
The Company has recently decided to broaden the scope of its business, and it may not be able to successfully execute on its broadened business strategy in a cost-effective manner. If the Company fails to execute on its broadened business strategy, for whatever reason, it could materially and adversely affect its business and results of operations.
In response to recent adverse events that ultimately resulted in the Company recognizing an impairment loss, the Company has decided to broadened the scope of its business to also include the generation of power using more standard simple cycle and combined cycle natural gas turbines in combination with post-combustion carbon capture technology as a means of capturing the CO2 generated by those turbines. If we are unable to successfully execute on our broadened business strategy, which includes, among other things, developing additional technologies and generating customer interest in any resulting products, our business and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On August 5, 2025, the Company issued 1,561,723 shares of Class B Common Stock and OpCo issued 1,561,723 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the second quarter of 2025. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Equipment Supply Agreement
On November 12, 2025, we, through our wholly-owned subsidiary, entered into an Equipment Supply Agreement with Relevant Power Solutions, LLC (“RPS”) to purchase two modular gas turbine generator sets with nominal gross power of approximately 30 megawatts each (“Gas Turbine Sets”) for use in our proposed project in the Permian Basin of West Texas. The purchase price for the Gas Turbine Sets is approximately $77.7 million, which amount is payable in multiple installments through June 2028. Pursuant to the Equipment Supply Agreement, RPS will design, engineer, fabricate, manufacture, and support the commissioning and performance testing of the Gas Turbine Sets at the project site.  The Equipment Supply Agreement contains customary terms, conditions, representations, and warranties.
Insider Trading Arrangements
During the three months ended September 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Dated: November 13, 2025                        NET Power Inc.

                                By:      /s/ Caleb C. Van Dolah
                                Name:     Caleb C. Van Dolah
                                Title:    Controller
(Authorized Officer and Principal
Accounting Officer)