Form 10-K
period 2025-12-31
NET Power Inc.
filed 2026-03-09
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $73.8 million (computed by reference to the last per share sale price of the Class A Common Stock on the New York Stock Exchange of $2.47 on such date).
The registrant had outstanding 84,687,931 shares of Class A Common Stock and 139,727,880 shares of Class B Common Stock as of March 5, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

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
•“Amine-based solvent” means Entropy’s proprietary solvent, Entropy23™, used to separate carbon dioxide from other industrial emissions in the post-combustion capture cycle;
•“Baker Hughes” or “BH” means Baker Hughes Company, a Delaware corporation;
•“BHES” means Baker Hughes Energy Services LLC, a Delaware limited liability company and affiliate of Baker Hughes;
•“BHES JDA” means collectively, the Original JDA and the Amended and Restated JDA;
•“BHES JDA Make-Whole Payment” means the incremental payment required if the volume-weighted average price of the Company’s stock for ten consecutive trading days (“10-Day VWAP”) immediately preceding the payment date for services under the BHES JDA is less than $4.00 per share (the “Floor Price”), an incremental cash payment is required for the difference between the 10-Day VWAP and the Floor Price;
•“Board” or “Board of Directors” means the board of directors of the Company;
•“Business Combination Agreement” means the Business Combination Agreement, dated as of December 13, 2022, by and among RONI, RONI OpCo, Buyer, Merger Sub and Old NET Power, as amended by the First Amendment to the Business Combination Agreement, dated as of April 23, 2023, by and between Buyer and Old NET Power;
•“Business Combination” means the Merger and other transactions contemplated by the Business Combination Agreement, collectively;
•“Buyer” means Topo Buyer Co, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of OpCo;
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

•“DOE” means the United States Department of Energy;
•“Entropy” or “Entropy Inc.” means Entropy Inc., a Calgary-based PCC technology developer;
•“Exchange Act” means the Securities Exchange Act of 1934, as amended;
•“IPO” means RONI’s initial public offering, which was consummated on June 18, 2021;
•“La Porte Demonstration Facility” means the test facility located in La Porte, Texas used to demonstrate the viability of Net Power’s Oxy-Combustion Cycle technology;
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
•“Net Power” means NET Power Inc., a Delaware corporation (f/k/a Rice Acquisition Corp. II), with its consolidated subsidiaries (unless the context otherwise indicates);
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
•“OXY” means OLCV NET Power, LLC, a Delaware limited liability company;
•"Oxy-Combustion Cycle” refers to Net Power’s patented oxy-combustion and supercritical CO2 power cycle that results in near-zero carbon dioxide emissions and eliminates criteria pollutants;
•“Post-combustion carbon capture” or “PCC” refers to Entropy’s proprietary modular carbon capture and storage (MCCS) solvent technology for post-combustion carbon capture. Net Power signed a letter of intent on November 7, 2025 to negotiate one or more definitive agreements under which Net Power would, among other things, exclusively license and commercialize Entropy’s PCC technology for power generation in the United States and to jointly develop projects;
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
•“RONI” means Rice Acquisition Corp. II, a Cayman Islands exempted company, prior to the Business Combination;
•“RONI OpCo” means Rice Acquisition Holdings II LLC, a Cayman Islands limited liability company and direct subsidiary of RONI, prior to the Business Combination;
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
The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include:
•risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections;
•the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively;
•the capital-intensive nature of the Company’s business model, which will likely require Net Power to raise additional capital in the future;
•the ability of the Company to effectively secure licenses for third-party PCC technology and to integrate such technology in its projects;
•barriers the Company may face in its attempts to deploy and commercialize its technology;
•the complexity of the machinery the Company relies on for its operations and development, including Entropy’s PCC technology;
•the Company’s ability to adequately control or accurately predict the costs associated with its projects;
•barriers that the Company may face in its attempts to deploy projects;
•the complexity of the machinery the Company relies on for its operations and development;
•potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges;
•the Company’s ability to establish and maintain supply relationships;
•risks related to strategic investors and partners, including potential conflicts of interests between the Company and such investors and partners;
•the Company’s ability to successfully commercialize its operations;
•the lack of federal support of clean energy technology by the Trump administration;
•the availability and cost of technological components and raw materials for its projects;
•the impact of potential delays in discovering manufacturing and construction issues;
•the ability of Net Power’s commercial plants to efficiently provide net power output;

•the impact of public perception of fossil fuel-derived energy on the Company’s business;
•any political or other disruptions in gas producing nations;
•the Company’s ability to protect its intellectual property and the intellectual property it licenses;
•risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations;
•current and potential litigation that has been and may be instituted against the Company; and
•other risks and uncertainties indicated in Part I, Item 1A of this Annual Report and other documents subsequently filed with the SEC by the Company.
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
•We face significant barriers in our attempts to deploy our power plants and we may not be able to successfully develop our power plants.
•We may be unable to successfully negotiate and enter into a definitive agreement with Entropy to exclusively license its PCC technology.
•We intend to rely on the licensing of PCC technology from Entropy in order to integrate such technology into our power plants.
•We may be unable to successfully develop a modular, standardized clean gas power plant product incorporating Entropy’s PCC technology (the “Clean Gas Product”).
•The power plants we are developing will rely on complex machinery for their operation and deployment involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•We and our partners may be unable to adequately control or accurately predict the costs associated with constructing our first commercial-scale facility and the development and deployment of additional power plants.
•Our projects will require significant capital expenditures for which financing will be necessary. Such financing might not be obtainable on terms or on timeline that are favorable to us.
•We, our partners, or our third-party suppliers may experience delays in the development and manufacturing of key equipment.
•We and our partners may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are higher than anticipated.
•Our deployment plans rely on the development and supply of post-combustion carbon capture equipment by Entropy.
•Our commercialization strategy relies heavily on our relationships with Entropy, Baker Hughes, OXY, Constellation, and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships are not maintained.
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

•The energy market continues to evolve and is highly competitive. The development and adoption of competing technology could materially and adversely affect our ability to develop our power plants.
•The market for power plants implementing carbon capture technologies is not yet established and there is limited infrastructure to efficiently transport and store carbon dioxide. The market may not achieve the growth potential we expect and may grow more slowly than we expect.
•The cost of electricity generated from our power plants may not be cost competitive with other electricity generation sources in some markets.
•Our business relies on the deployment of power plants that are subject to a wide variety of extensive and evolving government laws and regulations, including environmental laws and regulations.
•We may encounter substantial delays in the design, manufacture, regulatory approval, and launch of power plants. Regulatory approvals and permits may also be denied.

•A number of governmental agencies, including the Department of Energy and the Environmental Protection Agency, have de-emphasized the significance of clean energy technology and the impact of greenhouse gas emissions on climate change, which may directly impact our potential customers’ desire to procure the energy supplied by our power plants and the associated environmental attributes.
•We and our customers operate in a politically sensitive environment, and the public perception of fossil fuel derived energy can affect our customers and us. Our future growth and success are dependent upon consumers’ willingness to develop natural-gas-fueled power generation facilities.
•The ability to deploy natural gas power plants may be limited due to conflict, war or other political disagreements between gas-producing nations and potential customers, and such disagreements may adversely impact our business plan.
•The information technology systems and data that we maintain may be subject to intentional or inadvertent disruption or other security incidents that could result in regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, and other adverse business consequences.

•We are a holding company and our organizational structure confers certain benefits upon the holders of shares of Class B Common Stock and OpCo Units that will not benefit the holders of shares of Class A Common Stock to the same extent.

Part I
Item 1. Business
Overview

Net Power is an energy technology and project development company focused on delivering low-carbon gas power solutions. Founded in 2010, our mission is to transform natural gas into the lowest cost form of clean firm power.

Historically, our sole business has been the development of a novel oxy-combustion power generation system (the “Oxy-Combustion Cycle”) designed to produce reliable and affordable electricity from natural gas while inherently capturing CO2 and minimizing the production of air pollutants such as SOX, NOX, and other particulates.

The Oxy-Combustion Cycle was first demonstrated at our 50 MWth demonstration facility in La Porte, Texas (the “La Porte Demonstration Facility”), for which construction commenced in 2016 and testing began in 2018. The facility was ultimately synchronized to the Texas grid in the fall of 2021. During 2024, we made significant upgrades to the La Porte Demonstration Facility in preparation for validation testing of commercial-scale turbo expander components. The first of four planned phases of this equipment validation program commenced in late 2024.

In 2023, we began the front-end engineering and design (“FEED”) process for our first utility-scale power plant utilizing the Oxy-Combustion Cycle (“SN1”) with the intention of locating SN1 in the Permian Basin of West Texas (“Project Permian”). In 2024, we began purchasing initial long-lead materials for SN1. However, after completing FEED in December 2024, the indicative cost estimate at that time was higher than originally anticipated. In response, during the first quarter of 2025, we commenced a post-FEED optimization and value engineering process. In March 2025, we suspended further long-lead equipment releases, but value engineering and certain development work continued into the third quarter of 2025.

During the third quarter of 2025, we completed a market analysis of the Oxy-Combustion Cycle to determine the economic and timing competitiveness of the product. From an economic perspective, the value-engineering efforts on Project Permian identified significant cost reductions, but not to a level that we believed would be economically competitive in the current market on an acceptable timeline. Additionally, given the market’s rapid shift in demand for new reliable power generation solutions that can be deployed as soon as possible, irrespective of their environmental impact, we determined it would be challenging for us to develop and commercialize the Oxy-Combustion Cycle on a timely basis to meet this demand and that other prospective solutions that mitigate emissions from gas generation could be deployed sooner and at lower cost than our initial plants. Although we believe the Oxy-Combustion Cycle remains a viable, long-term solution for the delivery of low-carbon intensity power, we also believe that the near-term prioritization of gas turbines with post-combustion carbon capture is the optimal approach to meeting current market demands.

In response to unprecedented demand growth for low-cost, firm power generation solutions with viable pathways to decarbonize, we have broadened the scope of our business to include the development of clean gas power generation using natural gas turbines paired with PCC. Our go-forward business model is to design, develop, build, own and operate clean gas power plants and monetize the products and attributes they generate, principally electricity, captured CO2, and environmental attributes, as applicable. This business model differs from our historical commercialization strategy for the Oxy-Combustion Cycle, which contemplated proving the technology at utility scale and then pursuing broader deployment through licenses, engineering support services, and related fees.

In November 2025, Net Power signed a letter of intent with Entropy Inc. (“Entropy”), a provider of carbon capture technology, to negotiate one or more definitive agreements under which Net Power would, among other things, exclusively license and commercialize Entropy’s PCC technology for power generation in the United States and to jointly develop power generation projects. Entropy’s proprietary amine-based solvent technology is designed to reduce CO2 emissions from natural gas power plants.

Entropy’s carbon capture process leverages solvent process expertise and proprietary waste heat integration intended to improve capture efficiency. We believe Entropy’s PCC technology is at a high level of technology readiness and can enable Net Power to develop and deliver clean gas power projects on timelines that better align with current market demand.

We are developing a modular, standardized clean gas power plant product incorporating Entropy’s PCC technology (the “Clean Gas Product”). The development of our first project under this strategy is underway and is expected to be located at our Project Permian site in West Texas. Project Permian is now being designed to accommodate up to 1 GW of clean firm power generation capacity and will be developed in multiple phases. Phase I of this project is expected to deliver approximately 80 MW of net power output. As part of securing the equipment for Phase I, on November 12, 2025 we entered into an agreement to purchase two modular gas turbine generator sets (“Gas Turbine Sets”). Final investment decision (“FID”) for Phase I is expected in the third quarter of 2026 with targeted commercial operations by early 2029, which would make this project the first operating commercial clean gas power plant in the United States.

In order to allocate capital and resources to this new business opportunity, in the fourth quarter of 2025 we halted SN1 development and testing activities at the La Porte Demonstration Facility. While our near-term strategy is centered on the Clean Gas Product, we continue to believe the Oxy-Combustion Cycle remains a valuable piece of the Company. Our technology portfolio includes intellectual property, engineering capabilities, and operational data from the La Porte Demonstration Facility and related development efforts. We intend to preserve and, where appropriate, enhance the long-term option value of the Oxy-Combustion Cycle, including through continued evaluation of partnerships, additional cost reduction efforts, and monitoring market and policy conditions that could support future commercialization.
Potential customers

We intend to build, own and operate clean gas power plants and monetize the various plant products, principally electricity, CO2, and environmental attributes, as applicable. In addition to selling electricity into wholesale markets on a merchant basis, potential strategic power customers include hyperscalers, data center co-locators, oil and gas exploration and production and midstream companies, and other industrial companies. Potential customers for the captured CO2 may include oil and gas companies and various industrial businesses. Lastly, potential buyers of the environmental attributes are companies looking to reduce their Scope 2 greenhouse gas emissions, which includes many of the companies in the aforementioned categories.

Net Power’s end-markets can be broken down into two general categories: grid-connected and behind-the-meter. The grid-connected end-market consists of selling power to end-use customers via competitive wholesale markets or electric utilities serving end use customers. Our plants are intended to generate power continuously (baseload) and/or as-needed (load-following) depending on commercial arrangements and grid needs in order to complement intermittent renewable power. The behind-the-meter end-market consists of industrial applications, such as direct air capture facilities, steel facilities, chemical plants, and data centers, including those that have significant 24-hour energy needs and desire to utilize low-emission power, which we believe our suite of technologies can provide. Historically, data centers have procured their power directly from the grid, but growing grid constraints across many markets plus growing demand, due in part to the proliferation of artificial intelligence applications, have led data center companies to evaluate co-location of data centers with dedicated power generation facilities.

Key benefits for customers include the following:

•Clean—We are designing our Clean Gas Product to significantly reduce CO2 emissions from natural gas power generation through the integration of PCC and permanent sequestration. We also intend to preserve the long-term option value of our Oxy-Combustion Cycle technology, which, if commercialized, is expected to inherently capture CO2 at even greater percentages while further minimizing air pollutants.

•Reliable—Natural gas-fired power generation is a proven source of firm, dispatchable electricity. We believe pairing gas turbines with PCC can provide clean firm power that supports grid reliability and complements intermittent renewable generation. The Clean Gas Product is currently being designed to provide 24/7 baseload power, with availability of 92% to 94%.

•Affordable—We believe our Clean Gas Product is capable of being deployed on timelines and at costs that are more competitive in the current market than other forms of clean firm power. We expect our modular, standardized approach will reduce execution risk and improve cost competitiveness over time through replication and supply chain leverage.

•Utilizes existing infrastructure—The U.S. alone has approximately three million miles of natural gas pipeline infrastructure, with over 300,000 miles of transmission pipelines. Over 5,000 miles of CO2 pipelines exist in the U.S. today. We believe projects may be developed to leverage existing natural gas, electric transmission, and (where available) CO2 transportation and sequestration infrastructure. According to the U.S. Energy Information Administration (the “EIA”), there are hundreds of thermal power generation facilities at or nearing their retirement or replacement period through 2050, many of which we believe could serve as potential brownfield site locations for our solutions.

•Scalable and modular—Our development approach is intended to support scalable, phased power delivery, enabling projects to expand capacity over time based on customer demand, grid needs, and permitting and infrastructure availability.

We believe that the combination of natural gas with carbon capture and sequestration solutions can serve as a key enabling solution for a lower-carbon future, addressing shortfalls inherent to alternative options while contributing to an overall lower system-wide cost of decarbonization. We believe that by pairing proven gas generation with carbon capture, we can provide firm power with a pathway to reduced emissions, improve reliability and dispatchability contributing to energy security, and support customers’ carbon reduction targets, subject to market conditions and regulatory frameworks.
Corporate Strategy

Net Power’s corporate strategy is focused on (i) obtaining the exclusive license to the PCC technology and executing and commercializing clean gas power plants integrating gas turbines with PCC, (ii) building a scalable project platform that originates and advances a portfolio of repeatable projects and phases, and (iii) preserving and enhancing the long-term option value of the Oxy-Combustion Cycle.

Pillar 1: Execute and commercialize the Clean Gas Product.

Our near-term priority is to enter into a definitive agreement with Entropy for the exclusive license of the PCC technology while advancing Project Permian and establishing a repeatable, modular plant design that can be deployed in phases. We intend to leverage Entropy’s PCC technology and our own project development capabilities to develop and deliver the Clean Gas Product. We expect to continue progressing commercial, engineering, permitting, interconnection, CO2 management, and offtake activities required to reach FID in 2026 and commence construction.

Pillar 2: Build a scalable project development, ownership and operations platform.

Our go-forward business model is to originate, design, develop, build, own, and operate clean gas power plants. Origination includes identifying and securing plant sites, interconnection positions, fuel supply and transportation solutions, CO2 transportation and sequestration solutions, where applicable, and commercial arrangements for electricity and other products. We expect that successful execution of Project Permian can serve as a template for additional projects and phases, enabling scale through replication.

Pillar 3: Preserve long-term value in the Oxy-Combustion Cycle.

While we have halted near-term SN1 development and demonstration activities to allocate capital to the Clean Gas Product, we believe the Oxy-Combustion Cycle remains a valuable asset. We intend to preserve and evaluate pathways to advance the technology in a capital-efficient manner, including through strategic partnerships, selective research and development, further value engineering, and monitoring market and policy conditions that could improve the attractiveness of oxy-combustion solutions in the future.
Government and Regulatory Environment

Grant and Loan Opportunities—DOE’s Title XVII Section 1706 authority operates as Energy Dominance Financing (“EDF”), enacted in the One Big Beautiful Bill Act (the “OBBBA”) and administered by DOE’s Office of Energy Dominance Financing (formerly the Loan Programs Office). EDF authorizes DOE to guarantee up to $250 billion in principal through September 30, 2028 for an expanded set of energy infrastructure projects, including projects that increase capacity/output at operating infrastructure, support grid reliability and system adequacy, and encompass activities needed for energy and critical minerals. The OBBBA also removed the prior statutory emissions-control requirement for fossil-generation projects and provided $1 billion (available through September 30, 2028) to carry out Section 1706 activities.

Tax Credit Opportunities—The IRA provides the 45Q tax credit up to $85 per metric ton of captured CO2. We expect our Clean Gas Product and, if commercialized, the Oxy-Combustion Cycle, to be designed to meet or exceed applicable CO2 capture thresholds and minimum capture rates for electric generating units. To qualify for the 45Q tax credit, eligible facilities must commence construction by January 1, 2033 and can claim the tax credit for the first 12 years the facility is in service. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) amended 45Q to give parity in credit value for CO2 sequestered via enhanced oil recovery (EOR), allowing such projects to claim the full $85 per metric ton value. In September 2025, the U.S. EPA proposed regulations to permanently remove the Greenhouse Gas Reporting Program (“GHGRP”), a reporting and public transparency platform collecting and publishing emissions from U.S. industry, including geologic sequestration of CO2. Importantly, to claim the 45Q tax credit for permanent sequestration in saline acquifers, taxpayers must report and verify sequestration via the GHGRP, specifically under RR of 40 CFR part 98 (subpart RR). To claim 45Q credits for permanent sequestration of CO2 using EOR, taxpayers may rely on alternative compliance methods recognized by the U.S. Department of Treasury, specifically the International Standards Organization (ISO) standard for EOR. Seeing the potential challenge in claiming the 45Q credit without the GHGRP, in February 2026, the U.S Department of Treasury issued notice 2026-1, providing a short-term safe harbor for non-EOR projects potentially unable to report under subpart RR. As of March 1, 2026, the U.S. EPA had not formally taken action to remove the GHGRP. Removal of the GHGRP without further legislative or regulatory action may challenge the long-term ability to claim 45Q, though projects sequestering CO2 via EOR have a clear legal pathway even under the current uncertainty.

We are monitoring the global market for other tax credit or carbon tax opportunities, with the belief that any value ascribed to carbon, whether a credit or tax, could benefit solutions that materially reduce emissions relative to unabated alternatives.

Project Development and Commercial Model

Our primary go-forward commercial model is to design, develop, build, own, and operate clean gas power plants that integrate natural gas turbines with PCC. We intend to generate returns by monetizing the products and attributes of each plant, including electricity sales, CO2 management and associated incentives (where available), and environmental attributes, depending on project-specific commercial structures.

Our project development activities generally include: securing site control; evaluating fuel supply and transportation; engineering and design; permitting and approvals; interconnection; arrangements for CO2 transportation and sequestration, where applicable; contracting for equipment and construction; and establishing operations and maintenance capabilities. We expect to work with a range of partners and vendors, including equipment suppliers and engineering, procurement, and construction (“EPC”) contractors, and we may use modular, standardized designs intended to reduce schedule and execution risk over time.

We may pursue a range of commercial arrangements, including long-term power purchase agreements, capacity or tolling arrangements, and/or merchant sales, depending on market conditions. We may also pursue third-party financing, tax equity, transferable credits, or other capital solutions, including structures intended to monetize available incentives.

While our near-term focus is on owning and operating projects, we may also evaluate strategic deployment of the Oxy-Combustion Cycle over time, including licensing, joint ventures, or other commercialization pathways, if and when market conditions support broader deployment.
Competition

Our competitors are other power generation technologies, including traditional baseload generation, advanced nuclear, geothermal, renewables, and other lower-carbon generation and decarbonization solutions. We believe our competitive strengths differentiate us from our competition globally, in part because we expect our solutions can achieve clean, reliable, and affordable power generation, while many alternatives only achieve two of these three factors. We also believe our Clean Gas Product can be deployed within this decade, unlike many other emerging clean firm power options.

Traditional Baseload Generation—According to the International Energy Agency (the “IEA”), natural gas, coal, oil, and large-scale nuclear comprised approximately 64% of global electricity consumption in 2024. These technologies are highly reliable, cost-effective, and dispatchable. However, with the exception of traditional large-scale nuclear, these generation types are carbon-intensive, and we expect them to be supplemented or replaced over time with lower carbon-intensity generation. Traditional natural gas power plants, while delivering lower carbon electricity than other fossil fuel feedstocks, are not viewed as a permanent solution by certain regulators, policymakers or power customers due to concerns related to climate change. Our solutions combine the reliability of natural gas with a pathway to materially reduce emissions through carbon capture and CO2 management.

Advanced Nuclear—There are several advanced nuclear reactor technologies that are in various stages of development. These technologies are designed to be clean, safe, and highly reliable. However, none have been demonstrated at commercial scale and many have not been licensed for commercial use in the U.S.. Regulatory pathways to permit and construct advanced nuclear reactors also entail substantial uncertainties with respect to cost and timing. We believe our Clean Gas Product can be deployed within this decade using commercially mature turbine technology and established regulatory pathways, which we expect provides a nearer-term path to clean, firm power generation relative to advanced nuclear alternatives.

Renewables—According to the IEA, approximately 32% of U.S. generation in 2024 was wind, solar, hydropower, and other sources of renewable power generation. Although these sources generate carbon-free power, wind and solar can be intermittent and non-dispatchable unless paired with long duration energy storage. Hydropower, while carbon-free, can be seasonal and subject to curtailment and has limited growth in the U.S., where most capable sources have already been developed. Additionally, because wind and solar are highly sensitive to weather, we believe they are too unreliable to support certain end-use cases, including applications that require extensive on-site, always-available power. Our solutions are intended to complement these sources by providing firm, dispatchable power with materially reduced carbon emissions, helping to meet the reliability needs that intermittent renewables may not consistently satisfy on their own.

Geothermal—Geothermal power leverages heat from the Earth’s subsurface to generate clean, firm, and dispatchable electricity. Enhanced geothermal systems (“EGS”) represent an emerging advancement that seeks to expand geothermal development beyond traditional hydrothermal resources by engineering subsurface reservoirs in a broader range of geologic settings. While geothermal power offers attractive attributes—including a small surface footprint, continuous output, and no direct carbon emissions—EGS technology remains in early stages of commercial development, with high upfront drilling costs, significant subsurface uncertainty, and limited demonstrated scalability at utility scale. We believe our Clean Gas Product can be deployed more rapidly and at greater scale than geothermal solutions currently available, while providing comparable reliability and firm capacity characteristics.

Partnerships

We engage in strategic partnerships to support our technology roadmap and project development efforts. Our near-term partnerships are focused on enabling the deployment of gas turbine power generation integrated with PCC. We also maintain partnerships related to the Oxy-Combustion Cycle that support preservation of the technology’s value and potential future commercialization.
License Agreement with 8 Rivers
On August 7, 2014, we entered into a license agreement with 8 Rivers, pursuant to which 8 Rivers granted us perpetual, irrevocable, and worldwide rights under patents relating to the Oxy-Combustion Cycle (which was invented by 8 Rivers) for the generation of electricity using CO2 as the primary working fluid. The license is exclusive in the field of utilizing any carbonaceous gas fuel other than those derived from certain solid fuel sources. 8 Rivers remains an investor in us.
License Agreement and Joint Development Agreement with Baker Hughes
On February 3, 2022, we entered into the Original JDA, which was amended and restated on December 13, 2022. Pursuant to this agreement, NPI was to develop sCO2 turbo expanders for use in facilities implementing the Oxy-Combustion Cycle technology. These turbo expanders are intended to be compatible with our existing technology and are highly specialized. We and NPI formed a Joint Design Committee to provide oversight and support for program schedule, equipment design and performance.
In connection with the Original JDA, on February 3, 2022, Net Power entered into the BH License Agreement with NPT (the “BH License Agreement”), pursuant to which NPT and its affiliates will have limited exclusivity for manufacturing utility-scale turbo expanders and full exclusivity for industrial-scale units. We will own intellectual property developed by NPI related to the Oxy-Combustion Cycle technology, and NPI can only sell the jointly developed turbo expanders to our licensees.
In January 2026, we agreed to suspend the BHES JDA until March 31, 2026 (subject to further extension upon agreement from both parties) while Baker Hughes evaluates the proposed development and commercialization of industrial-scale plants utilizing the Oxy-Combustion Cycle.
OLCV Net Power, LLC Investment
OXY invested in Net Power in 2019 and provides expertise in the CO2 value chain and construction of large facilities, like our La Porte Demonstration Facility. OXY is expected to play a key role in the development and commercialization of Project Permian. OXY is the lessor for the site for Project Permian near Midland, Texas.
Human Capital
As of January 31, 2026, we had 54 full-time employees and 12 contractors and on-site service employees. Our headquarters are located in Durham, North Carolina, and we maintain a second corporate office in Houston, Texas. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be positive.
Talent Acquisition and Retention
We support business growth by seeking to attract and retain highly talented employees. We use internal and external resources to recruit highly skilled candidates for open positions. We provide employees with compensation packages that may include various components, such as base salary, annual incentive bonuses, and long-term equity incentive awards. We also offer comprehensive employee benefits, such as life, disability, and health insurance, vision and dental insurance, paid time off, and a 401(k) plan with an employer contribution. It is our intention to be an employer of choice in our industry by providing a market-competitive compensation and benefits package.
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
Government Regulations
Energy Regulatory Matters
Electric power sales and markets in the U.S. are subject to extensive regulation at both the federal and state levels. Accordingly, the La Porte Demonstration Facility, which is located within the Electric Reliability Council of Texas (“ERCOT”), and other Net Power plants that Net Power may own in the future located in ERCOT and other jurisdictions within the U.S., are subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future ability to comply with, existing or future energy regulations or requirements. Compliance with the requirements under these various regulatory regimes may cause the applicable company to incur significant costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility or the imposition of liens, fines, or civil or criminal liability.
State regulators also regulate the rates that retail utilities can charge and the terms under which they serve retail electric customers. Certain states also have authority to regulate mergers, acquisitions, financing, and securities issuances. State regulators may also review individual utilities’ electricity supply requirements and have oversight over the ability of traditional regulated utilities to pass through to their ratepayers the costs associated with power purchases from independent generators. Federal regulatory filings and authorizations generally are required for generation projects in the U.S. that sell energy wholesale and are connected to the interstate transmission grid. Furthermore, even when a particular energy business entity is subject to federal energy regulation, state, and local approvals (such as siting and permitting approvals) are often required.
Federal Power Act
The Federal Power Act (the “FPA”) provides the Federal Energy Regulatory Commission (“FERC”) exclusive federal jurisdiction over the sale of electric energy at wholesale in interstate commerce and the transmission of electric energy in interstate commerce, including wholesale markets for electric energy, capacity, ancillary services, and transmission services. Section 205 of the FPA gives FERC jurisdiction and authority over, among other things, the rates, charges, and other terms for the sale of electric energy, capacity, and ancillary services at wholesale by public utilities (entities that own or operate projects subject to FERC jurisdiction) and for transmission services. These rates may be based on a cost-of-service approach or may be determined on a market basis through competitive bidding or negotiation. As a result, a public utility must obtain FERC approval of its rates and charges and must make the associated, required filings to maintain the granted authority. To obtain authority to make sales at market-based rates, the public utility must demonstrate to FERC that it does not possess market power, as defined by FERC. Net Power's La Porte Demonstration Facility, which is located within ERCOT, is not generally subject to FERC’s rate-regulation authority under Section 205 of the FPA, but any future Net Power facilities located outside of ERCOT may be.

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
Public Utility Holding Company Act of 2005
The Public Utility Holding Company Act of 2005 (“PUHCA”) provides FERC and state regulatory commissions with access to the books and records of public utility holding companies and other companies in public utility holding company systems. PUHCA also provides for the review of certain costs. Companies like Net Power that are holding companies under PUHCA solely with respect to one or more Exempt Wholesale

Generators (“EWGs”) or Qualifying Facilities (“QFs”) are generally exempt from requirements which give FERC access to books and records.
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
Texas
The La Porte Demonstration Facility is located in ERCOT. ERCOT is a largely self-contained market on a standalone grid with only approximately 1,100 MW of transfer capability through direct-current, asynchronous ties with the Southwest Power Pool, and the Comision Federal de Electricidad in Mexico. Therefore, in ERCOT, the wholesale electricity market is, for most purposes, considered to be intrastate commerce, and so its rules, as well as the provision of transmission and distribution service in Texas, generally remain regulated by the PUCT.
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
•Climate Change. Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of greenhouse gases, with the reduction of greenhouse gases from the energy sector being a key focus. Under the Biden Administration, the U.S. rejoined the Paris Agreement treaty on climate change (the “Paris Agreement”), made a commitment under the Paris Agreement to cut U.S. greenhouse gas emissions by 50-52% from 2005 levels by 2030, and participated in the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. At the 27th Conference of the Parties, the U.S. agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties, member countries agreed to the first “global stocktake,” which calls on countries to contribute to global efforts, including a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030, accelerating efforts towards the phase-down of unabated coal power, phasing out inefficient fossil fuel subsidies, and transitioning away from fossil fuels in energy systems. Most recently, at the 29th Conference of the Parties, 159 countries met and, among other things, agreed on rules to operationalize international carbon markets under Article 6 of the Paris Agreement. However, in January 2025, President Trump issued executive orders directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. In February 2026, the U.S. Environmental Protection Agency (EPA) formerly rescinded the 2010 Greenhouse Gas Endangerment Finding, the legal underpinning for federal regulation of greenhouse gas emissions, including previously proposed regulations of greenhouse gas emissions from fossil-fired power plants. At the same time, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing greenhouse gas emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels. While specific long-term climate change policies in the U.S. and abroad are uncertain, we are committed to a clean energy future and we believe our business is well-positioned to benefit from existing and future regulatory, policy, and particularly voluntary customer support for decarbonization. However, the adoption and implementation of any international, federal, or state legislation, regulations or other regulatory initiatives that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs. In addition, increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events. If any such effects were to occur, they could have an adverse effect on the construction and operation of our projects.
•Underground Injection and Carbon Sequestration. In certain cases, we may be responsible directly or via contract for the underground injection of CO2 for long-term carbon sequestration. Such injection is regulated by the federal Safe Drinking Water Act and similar state laws, which ensure the quality of the nation’s public drinking water through adoption of drinking water standards and the regulation of underground injection of fluids to protect drinking water sources. Such injection may require us or our partners to secure permits for the injection activity, which may be costly, time-consuming, and subject to opposition by third parties. Additionally, for long-term carbon sequestration, we or our partners will need to control the underground pore-space where carbon is to be stored, which will require legally securing the necessary real property rights for such storage. In some states and other jurisdictions, the legal requirements for pore-space ownership are unsettled and evolving, and there may be conflicts between mineral owners and landowners as to who has the right to use pore-space. If one of our projects is proposed in a jurisdiction with unsettled law, that could have an adverse effect on our ability to operate the project or to properly sequester carbon and may give rise to future liability regarding the sequestered carbon.
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
Tax Credits
45Q Tax Credit. The 45Q federal tax credit, first enacted in 2008 as a part of the Energy Improvement and Extension Act, provides an incentive to capture CO2. This credit initially provided $20/metric ton for carbon sequestration and $10/metric ton for EOR. Following the passage of the Inflation Reduction Act (“IRA”) in August 2022, these tax credits increased for both permanent geological carbon sequestration and EOR to up to $85/metric ton and $60/metric ton, respectively. These tax credits can be monetized through a fully refundable direct payment or transferred to a third-party in exchange for cash payment. The deadline to commence construction is January 1, 2033 to qualify for the tax credit, and eligible facilities like Net Power plants can claim the tax credit for up to 12 years.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) amended 45Q to give parity in credit value for CO2 sequestered via enhanced oil recovery (EOR), allowing such projects to claim the full $85 per metric ton value. In September 2025, the U.S. EPA proposed regulations to permanently remove the Greenhouse Gas Reporting Program (“GHGRP”), a reporting and public transparency platform collecting and publishing emissions from U.S. industry, including geologic sequestration of CO2. Importantly, to claim the 45Q tax credit for permanent sequestration in saline aquifers, taxpayers must report and verify sequestration via the GHGRP, specifically under RR of 40 CFR part 98 (subpart RR). To claim 45Q credits for permanent sequestration of CO2 using EOR, taxpayers may rely on alternative compliance methods recognized by the U.S. Department of Treasury, specifically the International Standards Organization (ISO) standard for EOR. Seeing the potential challenge in claiming the 45Q credit without the GHGRP, in February 2026, the U.S Department of Treasury issued notice 2026-1, providing a short-term safe harbor for non-EOR projects potentially unable to report under subpart RR. As of March 1, 2026, the U.S. EPA had not formally taken action to remove the GHGRP. Removal of the GHGRP without further legislative or regulatory action may challenge the long-term ability to claim 45Q, though projects sequestering CO2 via EOR have a clear legal pathway even under the current uncertainty.
Future changes, both positive and negative, and possible for 45Q in the current and future Congresses. While 45Q remains stable policy as of March 2026, the full impact of these actions and next steps remains uncertain at this time.
Grants and Government Funding
U.S. Department of Energy. The DOE oversees U.S. national energy policy, funds large infrastructure projects, and administers research funding across the industry. DOE’s Title XVII Section 1706 authority operates as Energy Dominance Financing (“EDF”), enacted in the One Big Beautiful Bill Act (“OBBBA”) and administered by DOE’s Office of Energy Dominance Financing (formerly the Loan Programs Office). EDF authorizes DOE to guarantee up to $250 billion in principle through September 30, 2028 for an expanded set of energy infrastructure projects, including projects that increase capacity/output at operating infrastructure, support grid reliability and system adequacy, and encompass activities needed for energy and critical minerals. OBBBA also removed the prior statutory emissions-control requirement for fossil-generation projects and provided $1 billion (available through September 30, 2028) to carry out Section 1706 activities.
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
Net Power has historically incurred significant losses and experienced negative cash flows since inception, including net losses of $578.6 million for the year ended December 31, 2025 and $49.2 million for the year ended December 31, 2024. We have not generated any material revenue, but we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to complete our first commercial plant deployment, and we may not be able to accomplish this milestone on our anticipated timetable, if at all. We have not yet commercialized our products and may never do so successfully, and, as a result, it is difficult for us to predict our future operating results. Our losses may be larger than anticipated, and we may not achieve profitability according to our expected timeline or at all; even if we do, we may not be able to maintain or increase profitability.
Although we expect our operating expenses to decrease over the next several years as compared to prior years as a result of the suspension of testing efforts at our La Porte Demonstration Facility and the change in the focus of our business to PCC, we still expect our operating expenses to significantly outpace our revenue in the short term. Any failure to increase our revenue sufficiently over time to keep pace with our expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flows or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business and financial condition.
We recently broadened the scope of our business, and we may not be able to successfully execute on our broadened business strategy in a cost-effective manner. If we fail to execute on our broadened business strategy, for whatever reason, it could materially and adversely affect our business and results of operations.
In response to recent adverse events that ultimately resulted in the Company recognizing an impairment loss, we broadened the scope of our business to also include the generation of power using more standard simple cycle and combined cycle natural gas turbines in combination with PCC technology as a means of capturing the CO2 generated by those turbines. If we are unable to successfully execute on our broadened business strategy, which includes, among other things, developing additional technologies and generating customer interest in any resulting products, our business and results of operations could be adversely affected.
The commercial viability of our power plants is dependent upon the willingness of our customers to pay a premium for clean energy as compared to the price paid for unabated natural gas-fueled power.
Our business is focused on the development and construction of natural gas-fueled power plants coupled with carbon capture technology. In order to justify the cost of including carbon capture technology in our projects, our customers must be willing to pay a premium for clean power as compared to the prevailing price of unabated natural gas-fueled power in the same market.
The Department of Energy has recently removed groups focused on energy efficiency, renewable energy, and reducing carbon emissions from its organizational structure, which is consistent with the overall de-emphasis of clean energy production by the Trump administration. Reduced federal regulatory support for clean energy may result in reduced demand, which will impact the prices at which customers are willing to pay for clean energy. To the extent that customers are unwilling to pay a premium for clean energy, the cost to include carbon capture technology in our power plants may not be justified, which could adversely affect our business and results of operations.
We intend to license from Entropy its PCC technology to integrate into our power plants to reduce CO2 emissions. To the extent we are unable to finalize agreements with Entropy for the licensing of such PCC technology, our business and results of operation will be adversely impacted.

We have entered into a letter of intent with Entropy to license its PCC technology and jointly develop and commercialize our Clean Gas Product. To the extent that we are unable to successfully negotiate and enter into definitive agreements that provide for such license and joint development arrangements, we will not be able to integrate Entropy’s PCC technology into our proposed Clean Gas Product and our plants that we currently expect to include such technology. Additionally, even if we enter into definitive agreements with Entropy, there is no guarantee that we will be able to successfully commercialize the Clean Gas Product. Any such failure will adversely affect our business and our results of operations.

We and our partners may be unable to adequately control or accurately predict the costs associated with the development of our projects.
We will require significant capital to develop and grow our business, and we expect to incur significant expenses, including those relating to Project Permian, the development of additional projects, research and development, production, sales, maintenance and service, and building the Net Power brand. Our largest costs prior to project deployment are expected to be equipment and construction costs. Our current estimates of the costs associated with development and commercialization could prove inaccurate, and that could impact the cost of our projects, our ability to obtain adequate funding at terms acceptable to us (or at all), and our business overall. If we are unable to efficiently design, develop, commercialize, market, and deploy our projects in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.
We may be unable to manage our future growth effectively, and such inability could make it difficult to execute our business strategy.
If our operations grow as planned, we may need to expand our sales and marketing, research and development, and supply and manufacturing functions, and there is no guarantee that we will be able to scale the business as planned. We have relied heavily on key partnerships to date, and there is no guarantee that we will be able to maintain these relationships or find additional suitable partners in the future. As such, we may have difficulty commercializing our technology or broadening our internal capabilities.
Any failure to effectively incorporate updates to the design, construction and operations of power plants to ensure cost competitiveness could reduce the marketability of these plants and has the potential to impact deployment schedules. Updating the design, construction and operations of such power plants will be necessary to ensure their competitiveness and attractiveness in the market, particularly in the U.S., where the price of power is generally lower than in other countries. If we are not able to achieve and maintain cost competitiveness in the U.S. or elsewhere, our business could be materially and adversely affected.
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
The projects we are developing will rely on complex machinery for their operation, and deployment involves a significant degree of risk and uncertainty in terms of operational performance and costs.

Our power plant projects, including the PCC technology that we intend to license from Entropy, will rely heavily on complex machinery and involves a significant degree of uncertainty and risk in terms of operational performance and costs. These manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, and such repairs and spare parts may not be available when needed. If there are delays in the development and manufacturing of plant components by our partners or third-party suppliers, it may adversely impact our business and financial condition.
Unexpected malfunctions of the plant components may significantly affect our intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, including, but not limited to, scarcity of natural resources, supply chain issues, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, war, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays, and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material and adverse effect on our business, results of operations, cash flows, financial condition, or prospects.
If we, our partners or our third-party suppliers experience any delays in the development and manufacturing of key components of our power plants, our business and financial condition may be adversely impacted.
We have previously experienced, and it is possible that we may experience in the future, delays and other complications from our partners and third-party suppliers in the development and manufacturing of key components of our power plants. Any disruption or delay in the development or supply of such components and technology could result in the delay or other complication in the design, manufacture, production, and delivery of our projects. If delays like this recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing activities, supply of components from third parties or design and safety, we could experience issues or delays in commencing or sustaining our commercial operations.
If we encounter difficulties in scaling our production and delivery capabilities or if our power plants fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, reputation, and financial condition could be materially and adversely impacted.
We and our partners may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are higher than anticipated, and such inability or increased costs could delay the deployment of our power plants and negatively impact our business.
We and our partners rely on third-party suppliers for components and materials used to develop our power plants. Any disruption or delay in the supply of components or materials by our key third-party suppliers or pricing volatility of such components or materials could temporarily disrupt production of our components or materials until an alternative supplier is able to supply the required material. In such circumstances, we may experience prolonged delays, which may materially and adversely affect our results of operations, financial condition, and prospects.
We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Our business depends on the continued supply to us of certain proprietary materials. We are exposed to multiple risks relating to the availability and pricing of such materials and components. Substantial increases in the prices for our raw materials or components would increase our operating costs, which could materially impact our financial condition.
Currency fluctuations, inflation, trade barriers, extreme weather (which may be influenced by climate change), war, tariffs, pandemics, or shortages and other general economic or political conditions may limit our ability to obtain key components or significantly increase freight charges, raw material costs and other expenses associated with our business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.
Our commercialization strategy relies heavily on our relationship with certain strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate, and any such divergent interests or inability to replace could adversely impact our business and financial condition.
We are, and for a period of time will be, substantially reliant on our relationship with OXY. Entropy and other strategic investors and strategic partners to develop and commercialize the our power plants. OXY, Entropy and other strategic partners may have interests that diverge from our interests, and that may hinder our ability to successfully develop and commercialize our power plants. If we lose our agreements with strategic partners, we may need to find new contractors who may have less experience designing and building power plants and complex machinery. The loss of any such relationships, if not adequately replaced, could substantially hinder or prevent our ability to commercialize our technology and adversely affect our business, financial condition and future prospects.

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
Lack of availability or increased costs of component raw materials may affect manufacturing processes for plant equipment and increase our overall costs.
Recent global supply chain disruptions have increasingly affected both the availability and cost of raw materials, component manufacturing and deliveries. These disruptions have resulted in, and may continue to result in, delays in equipment deliveries and cost escalations that adversely impact our ability to develop and commercialize our Clean Gas Product and, to the extent we continue to advance it, the Oxy-Combustion Cycle technology.
Our proposed power plants will be reliant on certain supply, including natural gas, and the profitability of our power plants will be dependent on the price of such supply. The increased cost of natural gas and other raw materials, in isolation or relative to other energy sources, may adversely affect the potential profitability and cost effectiveness of our power plants.
We intend to use natural gas as the fuel source for our power plants. Accordingly, the prices we eventually charge to customers for power will likely be tied to the prevailing market prices of natural gas. Historically, the price of natural gas has been volatile, and this volatility may continue to increase in the future. Factors that may cause volatility in the prices of natural gas include, among others, (i) changes in supply and availability of natural gas; (ii) governmental regulations; (iii) inventory levels; (iv) consumer demand; (v) price and availability of alternatives; (vi) weather conditions; (vii) negative publicity about natural gas; (viii) production or transportation techniques and methods; (ix) macro-economic environmental and political conditions; (x) transportation costs; and (xi) the price of foreign imports, including volatility due to tariffs and other trade-related disputes. We expect that natural gas prices will remain volatile for the near future because of these and other factors. High natural gas prices in isolation or relative to other energy sources are likely to adversely affect the demand for our power plants and our potential profitability and cost effectiveness. The prices we receive for power depend on numerous factors beyond our control, including, but not limited to, the following:
•changes in global supply of, and demand for, natural gas;
•worldwide and regional economic conditions impacting the global supply and demand for natural gas;
•social unrest, political instability or armed conflict in major natural gas producing regions outside the U.S., such as the conflicts between Ukraine and Russia and in the Middle East, and acts of terrorism or sabotage;
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
Our customers and the projects they develop will be reliant on equipment supplied by a core group of key global suppliers. Global supply chain disruptions have affected, and may continue to affect, both the availability and cost of raw materials, component manufacturing and deliveries. These disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business. While we expect to take steps to minimize the impact of these increased costs by working closely with our suppliers and customers, global supply chain disruption may deteriorate and such disruption compounded by increasing inflation could adversely affect our business, financial condition, results of operations and cash flows. Moreover, any material disruption in the supply chain could delay our commercialization efforts, potentially causing us to delay the construction of our commercial plants later than expected.
Manufacturing and construction issues not identified prior to design finalization, long-lead procurement and/or module fabrication could potentially be realized during production, fabrication or construction and may impact plant deployment cost and schedule, and such impact could adversely impact our business.
The design of our power plants is actively managed through design reviews, prototyping, involvement of external partners and application of industry lessons, but we could still fail to identify latent manufacturing and construction issues early enough to avoid negative effects on production, fabrication, construction or ultimate performance of our technology or plants. Where these issues arise at such later stages of deployment, plant deployment could be subject to greater costs or be significantly delayed, and such delay could materially and adversely affect our business.
Our future facilities and operations could be damaged or otherwise adversely affected as a result of natural disasters and other catastrophic events, and such adverse effects would negatively impact our ability to develop key process equipment and technologies within our anticipated timeline and budget.
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
We may not be able to accurately estimate the future demand for our power plants, and such inability could result in a variety of inefficiencies in our business and could hinder our ability to generate revenue. If we fail to accurately predict market demand, we could incur additional costs or experience delays, adversely impacting our business and financial condition.
Our business requires us to estimate future market demand for electricity and we may be adversely affected to the extent that we overestimate or underestimate such demand.
Our future success hinges on the power generated by our plants and the volume of such power we are able to sell and at what price. As such, our profitability with respect to our power plants will likely depend entirely on the demand for the power produced. Thus, it is imperative that we accurately estimate the demand for such power. However, there is no guarantee that our current estimates, or any future estimates, will prove accurate, especially if competitors develop similar technology and compete for customers or if the general landscape of the natural gas industry shifts in an unfavorable direction. If we cannot accurately estimate future demand for power, our business and financial condition could be materially adversely impacted.
Our ability to market our power plants depends on numerous factors beyond our control, the effect of which cannot be accurately predicted or anticipated. Some of these factors include, without limitation, the availability of domestic and foreign natural gas production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of U.S. federal and state regulation of production, refining, transportation and sales and general national and worldwide economic conditions.
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
Representatives or affiliates of OXY, Constellation, and Sponsor designated director nominees for election to the Board pursuant to the Stockholders’ Agreement. As a result of these designation rights and the resulting relationships between the Principal Legacy Net Power Holders and Sponsor and their respective director nominees on the Board, conflicts may arise in the future with the Principal Legacy Net Power Holders and Sponsor where their independent business interests are inconsistent with the Board’s and our stockholders’ interests.
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
In September 2025, we determined that a triggering event had occurred requiring an impairment assessment of our Developed Technology Asset Group, which resulted in the recognition of an impairment loss of $1,095.8 million for the year ended December 31, 2025.
This impairment loss is a reflection of the current market for the Oxy-Combustion Cycle that has resulted from information gathered by management regarding the projected cost of such technology and the ability of such technology to compete with other prevailing energy technologies on both a cost and efficiency basis. Any impairment determinations involve significant assumptions and judgments. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges in future periods, which could adversely affect the Company’s business and financial results.
Risks Related to Our Market
The commercial viability of our power plants is dependent upon the willingness of our customers to pay a premium for clean energy as compared to the price paid for unabated natural gas-fueled power.
Our business is focused on the development and construction of natural gas-fueled power plants coupled with carbon capture technology. In order to justify the cost of including carbon capture technology in our projects, our customers must be willing to pay a premium for clean power as compared to the prevailing price of unabated natural gas-fueled power in the same market.
To the extent that customers are unwilling to pay a premium for clean energy, the cost to include carbon capture technology in our power plants may not be justified, which could adversely affect our business and results of operations.
The market for power plants implementing PCC technology is not yet established, and there is limited infrastructure to efficiently transport and store carbon dioxide. If the market for power plants implementing PCC technology does not achieve the growth potential we expect or if it grows more slowly than expected, it could materially and adversely affect our business.
We expect Project Permian to be the first standalone natural gas on-demand ultra-low emissions energy solution, and, as such, the market for our power plants has not yet been established. In addition, there is limited infrastructure to efficiently transport and store carbon dioxide, and such limited infrastructure may limit the deployment of PCC technology. Our estimates for the total addressable market are based on a number of internal and third-party estimates, including the number of potential customers that have expressed interest in our power plants, assumed prices and production costs for our plants, our ability to leverage our current logistical and operational processes and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our plants, as well as the expected growth rate for the total addressable market for our plants, may prove to be incorrect, which could materially and adversely affect our business.
The energy market continues to evolve and is highly competitive, so we may not be successful in competing in this industry or in establishing and maintaining confidence in our long-term business prospects among current partners, future partners and customers. The development and adoption of competing technology could materially and adversely affect the market for our technology.
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
•marketing our power plants;
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
We must obtain regulatory approvals and permits before we construct power plants, and approvals may be denied or delayed.
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
Changes in laws and regulations and electric market rules and protocols regarding the requirements for interconnection to the electric transmission grid and the commercial operation of our power generation projects could affect the cost, timing, and economic results of conducting our operations.
Our operations will be subject to governmental and electric grid regulations in virtually all aspects, including the amount and timing of electricity generation, the performance of scheduled maintenance and compliance with power grid control and dispatch directives as well as environmental protection regulations. There can be no assurance that these regulations will not change in the future in a manner that could adversely affect our business.

We may encounter substantial delays in the design, manufacture, regulatory approval and launch of power plants, and that could prevent us from commercializing and deploying our power plants on a timely basis, if at all.
Any delay in the design, manufacture, regulatory approval and launch of power plants could adversely affect our business because it could delay our ability to generate revenue and could adversely affect the development of customer relationships. Additionally, we may encounter delays in obtaining the necessary regulatory approvals or delays in commercializing our power plants, including delays in entering into agreements for the supply of component parts and manufacturing tools and supplies. Delays in the launching of our power plants would materially and adversely affect our business, prospects, financial condition, and operating results.
We are subject to environmental, health, and safety laws and to regulations including, if applicable, remediation matters that could adversely affect our business, results of operation and reputation.
Our operations and properties are subject to a variety of federal, state, local, and foreign environmental, health and safety laws, and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. Compliance with environmental requirements could require us to incur significant expenditures or could result in significant restrictions on our operations. The failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring us to conduct or to fund remedial or corrective measures, to install pollution control equipment or to perform other actions. More vigorous enforcement by regulatory agencies, future enactment of more stringent laws, regulations or permit requirements, including those relating to climate change, or other unanticipated events may arise in the future and may adversely impact the market for our products, and such unanticipated events could materially and adversely affect our business, financial condition and results of operations.
Transition risks related to climate change, including negative shifts in investor, regulator, and broader public sentiment with respect to fossil fuels, could have a material and adverse effects on us.
Increasing attention from governmental and regulatory bodies, investors, consumers, industry, and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies, and initiatives (at the government, regulator, corporate, and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions, measures and responsible energy development; technological advances with respect to the generation, transmission, storage, and consumption of energy (including advances in wind, solar, and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other hydrocarbons (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, products that enable lower emissions (such as carbon capture technology). While we believe that natural gas, and particularly natural gas used to produce ultra-low emissions energy, is an integral part of the global energy transition, these developments may in the future adversely affect the business of our customers and the demand for our product while supporting the development of competing technologies and energy sources. We may not be able to respond to competitive pressures or implement new technologies on a timely basis or at an acceptable cost. Additionally, customers may not pursue electricity purchases from CCS projects sequestering CO₂ via EOR. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition, or results of operations could be materially and adversely affected. See also “— We may be subject to new, stricter measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions that could require radical changes to development models” for a discussion of how climate change-related regulations and policies may have adverse affects on our business.
Our future prospects are also dependent upon a certain level of public support for natural gas. There is still substantial opposition to natural gas due to its association with greenhouse gas emissions as well as other factors such as hydraulic fracturing (“fracking”), its non-renewability, and its reliance on high energy and water inputs. There is a significant coalition of people advocating against the use of natural gas for power generation and instead advocating for nuclear energy or renewable energy sources such as solar and wind energy. There is no guarantee that the existence or adoption of post-combustion carbon capture or Oxy-Combustion Cycle technology will be able to positively influence public sentiment toward gas-fired electricity generation. Any adverse public reaction to our business or the business of our customers or business partners, including any high-profile incident involving fracking, could directly affect our customers and could ultimately affect our business. Adverse public reaction could lead to fewer customers, damage to our reputation, and increased regulatory, legislative, and judicial scrutiny, which may in turn lead to increased regulation or outright prohibition of aspects of our operations, limitations on the activities of constituents within our value chain, more onerous operating requirements or other conditions that could have a material adverse impact on our business.
More broadly, while we believe our business is well-positioned to benefit from the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level (e.g., clean or renewable energy consumption targets or net zero commitments), such developments may in the future also result in adverse effects on our business, the degree of which may in part depend on the nature of any adverse effects that such developments have on our business.
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
Some states and certain municipalities have regulated or are considering regulating natural gas and carbon sequestration activities, and such regulations could impact certain of our operations. While we do not believe that these regulations and contemplated actions have impacted our activities to date, there can be no assurance that these actions, if taken on a wider scale, would not adversely impact our ability to commercialize our plants in affected areas which, in turn, could impair our ability to generate revenue.
We may be subject to new, stricter measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions that could require radical changes to development models and adversely affect our business, reputation, and operations.
Global climate change creates new challenges for the energy industry and its regulators. The United Nations and several countries have adopted, or are evaluating the adoption of, new measures and/or regulatory requirements for the mitigation or reduction of greenhouse gas emissions in the atmosphere, such as taxes on carbon, raising efficiency standards or adopting cap and trade regimes. See “Government Regulations” in Part I, Item 1. Business for further discussion of the laws and regulations related to greenhouse gases and climate change. Certain mitigation actions could require radical changes to development models, such as the transition from the use of conventional energy sources to the use of renewable or low carbon energy sources that reduce environmental pollution, contribute to sustainable development and help avoid global warming. While we believe that electricity produced using natural gas paired with carbon capture technology will be an integral part of the global energy transition and help customers remain resilient to or excel under climate-related regulatory and policy pressures, we cannot rule out the possibility that the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases (including carbon pricing schemes), or the adoption and implementation of regulations that require reporting of greenhouse gas emissions or other climate-related information, could adversely affect our business, including by requiring us or our customers to incur increased operating costs, inhibiting gas-fired electricity generation or otherwise restricting our ability to execute on our business strategy, reducing our access to financial markets, or creating greater potential for governmental investigations or litigation. Any such legislation or regulatory programs could also increase the cost of consuming electricity generated through gas combustion, and thereby ultimately adversely affect demand for our product. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gas emissions could have an adverse effect on our business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could have an adverse impact on the demand for our products.
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
Any potential changes or reductions in available government incentives promoting projects that reduce greenhouse gas emissions may adversely affect our ability to grow our business.
In August 2022, President Biden signed the IRA into law. The provisions of the IRA were intended to, among other things, incentivize domestic clean energy investment, manufacturing and production. The economics for carbon sequestration will benefit from raising the carbon capture tax credit from $50 per metric ton to $85 per metric ton. The credit will be “direct pay,” meaning it would be a refundable credit, for the first five years, starting with the year a “qualified facility” is placed in service, but not beyond December 31, 2032. In addition, the law lowers the threshold for eligibility as a “qualified facility” to include any CCUS facility placed on an electric generating facility that captures 18,750 tons of carbon annually and has a capture rate of at least 75%, as measured by an applicable electric generating unit’s baseline carbon oxide production. We believe that a project utilizing Entropy’s PCC technology or, if commercialized, the Oxy-Combustion Cycle technology can meet the criteria for a “qualified facility” under this definition, and, as such, we intend to apply for tax credits under Section 45Q of the Code. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) amended 45Q to give parity in credit value for CO2 sequestered via enhanced oil recovery (EOR), allowing such projects to claim the full $85 per metric ton value. In September 2025, the U.S. EPA proposed regulations to permanently remove the Greenhouse Gas Reporting Program (“GHGRP”), a reporting and public transparency platform collecting and publishing emissions from U.S. industry, including geologic sequestration of CO2. Importantly, to claim the 45Q tax credit for permanent sequestration in saline acquifers, taxpayers must report and verify sequestration via the GHGRP, specifically under RR of 40 CFR part 98 (subpart RR). To claim 45Q credits for permanent sequestration of CO2 using EOR, taxpayers may rely on alternative compliance methods recognized by the U.S. Department of Treasury, specifically the International Standards Organization (ISO) standard for EOR. Seeing the potential challenge in claiming the 45Q credit without the GHGRP, in February 2026, the U.S Department of Treasury issued notice 2026-1, providing a short-term safe harbor for non-EOR projects potentially unable to report under subpart RR. As of March 1, 2026, the U.S. EPA had not formally taken action to remove the GHGRP. Removal of the GHGRP without further legislative or regulatory action may challenge the long-term ability to claim 45Q, though projects sequestering CO2 via EOR have a clear legal pathway even under the current uncertainty.
We view the enactments of 45Q in the IRA and OBBA as favorable for our development and commercialization efforts. Future changes, both positive and negative, and possible for 45Q in the current and future Congresses.

While 45Q remains stable policy as of March 2026, the full scope and potential impact of future legislation remains uncertain at this time.
We may not be able to utilize any future federal income tax credits.
Our first project is currently in the development stage, and historically we have not generated revenue. Consequently, as of December 31, 2025, our deferred tax assets include federal income tax net operating losses. If we are unable to monetize federal income tax credits generated under Section 45Q or any successor provision, either by transferring these credits or electing to receive a direct payment equal to their value, we would need to offset these credits against our taxable income. However, there is no guarantee that we will successfully transfer these tax credits, generate taxable income, or otherwise monetize the value of these federal income tax credits.
Risks Related to Intellectual Property
We are developing Net Power-owned intellectual property, but we rely heavily on the intellectual property we have in-licensed. The ability to protect these patents, patent applications, and other proprietary rights may be challenged by our inability or failure to obtain, maintain, protect, defend, and enforce, exposing us to possible material adverse impacts on our business, competitive position, and operating results.
Our discovery and development technology platforms are built, in part, around intellectual property rights in-licensed from our partners, including the PCC technology that we intend to license from Entropy. Under related agreements, we may be subject to various obligations, which may include diligence obligations with respect to development and commercialization activities, and payment obligations upon achievement of certain milestones. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these agreements, we may be liable to pay damages and our counterparties may have a right to terminate the applicable license. The termination of any license agreement with one of our partners could adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our discovery and development efforts, our ability to enter into future collaboration, licensing, and/or marketing agreements for one or more of our technologies and our ability to commercialize the affected technology. Furthermore, disagreements under any of these license agreements may arise, including those related to:
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
Third parties may successfully challenge or invalidate our rights or ability to use in-licensed intellectual property.
Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property that we may own. To counter such infringement, misappropriation or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and can divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their patents, trademarks, copyrights or other intellectual property. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or we may become involved in derivation, revocation, reexamination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate or render unenforceable our potential future owned patents or licensed patent rights, allow third parties to commercialize the Oxy-Combustion Cycle technology or related technologies and compete directly with us without payment to us, or such adverse determination could result in our inability to manufacture or commercialize products without infringing third-party patent rights. In a patent infringement proceeding, there is a risk that a court will decide that a patent we in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our in-licensed patents could limit our ability to assert our in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish our technology, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
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
Risks Relating to Our Organizational Structure
Net Power Inc. is a holding company and its only material asset is its interest in OpCo, and it is accordingly dependent upon distributions made by OpCo and its subsidiaries to pay taxes and pay dividends (it being understood that we do not anticipate paying any cash dividends on the Class A Common Stock in the foreseeable future).
Net Power Inc. is a holding company with no material assets other than its ownership interest in OpCo. As a result, Net Power Inc. has no independent means of generating revenue or cash flow. Our ability to pay taxes and pay dividends (if any such dividend were to be paid) will depend on the financial results and cash flows of OpCo and its subsidiaries and on the distributions it receives from OpCo. Deterioration in the financial condition, earnings or cash flow of OpCo and its subsidiaries for any reason could limit or impair OpCo’s ability to pay such distributions. Additionally, to the extent that Net Power Inc. needs funds and OpCo and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or OpCo is otherwise unable to provide such funds, it could materially adversely affect Net Power Inc.’s liquidity and financial condition. OpCo is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of OpCo (with certain exceptions) exceed the fair value of its assets. OpCo's subsidiaries are generally subject to similar legal limitations on their ability to make distributions to OpCo.
OpCo is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of OpCo Units. Accordingly, Net Power Inc. will be required to pay income taxes on its allocable share of any net taxable income of OpCo. Under the terms of the OpCo LLC Agreement, OpCo is obligated to make tax distributions to OpCo Unitholders (including Net Power Inc.), calculated at certain assumed tax rates. In addition to income taxes, Net Power Inc. also incurs expenses related to its operations, which could be significant, and some of which will be reimbursed by OpCo. Net Power Inc. intends to cause OpCo to make ordinary distributions on a pro rata basis and to make tax distributions to OpCo Unitholders in amounts sufficient to cover all applicable taxes, relevant operating expenses, and dividends, if any, declared by Net Power Inc. However, OpCo’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of OpCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in OpCo’s debt agreements or any applicable law or that would have the effect of rendering OpCo insolvent.
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
We anticipate that the distributions Net Power Inc. will receive from OpCo may, in certain periods, exceed our actual tax liabilities. The Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may, among other uses, be used to pay dividends on Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to stockholders.
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
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the IPO, which occurred on June 18, 2021, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We regularly assess cybersecurity risks to our systems, applications, and infrastructure; have established capabilities and corresponding processes to monitor our information systems for potential vulnerabilities and threats; and implement controls pursuant to our cybersecurity policies, processes, and practices. To protect our information systems from cybersecurity threats, we use various security tools and services that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. In addition, we have a dedicated third-party security operations center that performs 24x7 threat monitoring of our systems and environment. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.
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

Governance

Our Board oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee oversees our risk management program, which focuses on the most significant risks to our business. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and risks incidents. The Company’s Director of Information Technology is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The Director of Information Technology and his team possess the requisite education, skills, experience, and industry certifications expected of individuals assigned to these duties. The Director of Information Technology provides regular updates on our cybersecurity risk profile to the Audit Committee.
Item 2. Properties
Our corporate offices are in Durham, North Carolina, where we lease approximately 12,000 square feet under a lease that expires in December 2028, and in Houston, Texas, where we lease approximately 9,800 square feet under a lease that commenced in July 2024. The Houston office lease has an initial lease term of 68 months with an option to extend the term for an additional five years. Most of the facilities are used for our research and development and corporate operations.
Our La Porte Demonstration Facility is in La Porte, Texas, where we lease approximately 218,900 square feet of land from Air Liquide under a lease that expires on the earlier of (i) January 31, 2031 and (ii) the termination of our oxygen supply agreement with Air Liquide, pursuant to which Air Liquide supplies oxygen for our use at the La Porte Demonstration Facility. The term of the oxygen supply agreement is perpetual but may be terminated by us or by Air Liquide upon 30 days’ written notice.

We believe these facilities are adequate to meet our current needs. However, in order to accommodate anticipated growth, we may need to seek additional facilities.
Item 3. Legal Proceedings
From time to time, we are party to certain legal actions and claims. Other than any such ordinary routine litigation incidental to the business and except as described below, we are not currently a party to, nor is our property currently subject to, any material legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.
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
Our Class A Common Stock is listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “NPWR.” There is no established public trading market for our Class B Common Stock.
Holders of Common Stock
At March 5, 2026 we had 40 stockholders of record of common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.
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
On October 29, 2025, we issued 1,357,188 shares of Class B Common stock and OpCo issued 1,357,188 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the third quarter of 2025. Additionally, on November 20, 2025, we issued 568,153 shares of Class B Common stock and OpCo issued 568,153 Class A units to BHES in recognition of the reaching of certain agreed upon milestones pursuant to the Amended and Restated JDA. See “Partnerships — License Agreement and Joint Development Agreement with Baker Hughes” in Part I, Item 1 “Business” for information regarding the Amended and Restated JDA. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the year ended December 31, 2025.

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

Overview

We are an energy technology and project development company focused on delivering low-carbon gas power solutions. Historically, our sole business has been the development of a novel oxy-combustion power generation system designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions (the “Oxy-Combustion Cycle”). Recently, we have broadened the scope of our business to include the generation of power using natural gas turbines paired with PCC technology that we intend to license from Entropy.

Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, our ability to license PCC technology from Entropy, potential supply chain issues, changes in tax policies and other incentives supporting carbon capture, our access to the capital needed to finance the development of our projects, and development of competing energy technologies sooner or at a lesser cost than our products. Supply chain issues related to the manufacturing and transportation of key equipment, including as a result of tariffs imposed by the U.S. or other countries or other trade barriers, measures, or conflicts, may lead to a delay in our commercialization efforts, which could impact our results of operations, financial condition and prospects. Also, currency fluctuations, inflation, and tariffs and other trade barriers, measures or conflicts may significantly increase freight charges, raw material costs and other expenses associated with our business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.
Commencing Commercial Operations
Net Power is progressing its first clean firm power hub at the Project Permian site in West Texas. The project is being sized to accommodate up to one gigawatt of clean firm power generation capacity. We intend for Phase I of the project to utilize readily available gas turbines paired with Entropy’s PCC technology. On November 12, 2025, we entered into an agreement to purchase two modular gas turbine generator sets with nominal gross power of approximately 30 megawatts each for use at Project Permian. Final investment decision (“FID”) for Phase I is expected in the third quarter of 2026 with targeted commercial operations by early 2029, which would make it the first commercial clean gas power project in the United States.
Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results, particularly considering the recent shift in the anticipated timing of our technology development of the Oxy-Combustion Cycle and the introduction of the Clean Gas Product. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Results of Operations
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table sets forth our consolidated results of operations data for the periods presented:

	Year Ended December 31,
$ in thousands	2025	2024	$ Change	% Change
Revenue	$—	$250	(250)	(100)%
Cost of revenue	—	31	(31)	(100)%
Gross profit	—	219
Operating expenses
General and administrative	40,345	30,267	10,078	33%
Sales and marketing	4,912	3,865	1,047	27%
Research and development	99,508	63,853	35,655	56%
Project development	72,379	1,932	70,447	3,646%
Impairment and other charges	1,512,217	—	1,512,217	n/a
Depreciation, amortization, and accretion	62,387	81,623	(19,236)	(24)%
Total operating expenses	1,791,748	181,540
Operating loss	(1,791,748)	(181,321)
Other income
Interest income	20,297	31,389	(11,092)	(35)%
Change in Earnout Shares liability and Warrant liability	72,391	(25,656)	98,047	(382)%
Change in Tax Receivable Agreement liability	21,317	—	21,317	n/a
Other income	11	364	(353)	(97)%
Net other income	114,016	6,097
Net loss before income tax	(1,677,732)	(175,224)
Income tax benefit	4,305	10,580	(6,275)	(59)%
Net loss after income tax	(1,673,427)	(164,644)
Net loss attributable to non-controlling interests	(1,094,799)	(115,453)
Net loss attributable to Net Power Inc.	$(578,628)	$(49,191)

General and administrative
General and administrative expenses increased by $10.1 million, or 33%, for the year ended December 31, 2025, as compared to amounts for the year ended December 31, 2024. During the second quarter of 2025, we terminated the employment of our former Chief Operating Officer, our former Chief Financial Officer, our former Chief Accounting Officer, and certain other employees. Such terminations resulted in $3.1 million in severance payments to these employees, as well as $1.1 million of stock-based compensation for related vesting accelerations. There also was an overall increase of $2.8 million in compensation expense due to growth in employee headcount and stock-based compensation awards granted during 2025. Additionally, we incurred a $3.0 million increase in professional fees, primarily for engineering, tax, and legal services.

Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs and consultants costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses increased by $1.0 million, or 27%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily attributable to higher employee headcount as well as severance costs and related accelerated stock-based compensation, partially offset by lower professional fees.

Research and development
R&D expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of the Oxy-Combustion Cycle technology, including testing at our La Porte Demonstration Facility and development activities under the BHES JDA. R&D expenses increased by $35.7 million, or 56%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily due to $27.9 million associated with development activities under the BHES JDA which includes $7.4 million for the BHES JDA Make-Whole Payments. During the fourth quarter of 2025, the Company reversed $3.3 million in previously recognized share-based compensation expense subsequent to the Business Combination related to the BHES Bonus Shares as the milestone targets were no longer probable. The Company also recorded $1.3 million in accelerated share-based compensation expense related to shares issued in connection with signing of the BHES JDA. Additionally, plant and utility expenses increased $6.2 million due to the validation testing campaigns at the La Porte Demonstration Facility that began in the fourth quarter of 2024 and was suspended during the fourth quarter of 2025. The Company also incurred higher engineering consulting fees of $2.0 million and $1.5 million in costs related to expansion of its engineering headcount to support the Oxy-Combustion Cycle technology development efforts.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses increased by $70.4 million, or 3,646%, for the year ended December 31, 2025, as compared the year ended December 31, 2024. In March 2025, the Company suspended further long-lead equipment releases for the Oxy-Combustion Cycle technology project. Accordingly, the Company began expensing costs associated with the project as management assessed the Oxy-Combustion Cycle technology project’s feasibility throughout 2025. These costs were capitalized during the year ended December 31, 2024. For the year ended December 31, 2025, the Company incurred $24.8 million of costs related to Project Permian Oxy-Combustion Cycle technology project. Additionally, in the second quarter of 2025, the Company incurred $19.5 million in milestones payments for the purchase of long lead materials with BHES under the Letter of Limited Notice to Proceed (“BHES LNTP”). In the fourth quarter of 2025, the Company notified Baker Hughes of its intent to terminate the BHES LNTP in connection with the Company’s suspension of the Amended and Restated JDA, which resulted in $26.1 million of contract termination fees recognized in 2025.

Impairment and other charges
During the first quarter of 2025, the Company assessed its goodwill for impairment due to a change in the Company’s business plan and related sustained decrease in the Company’s market capitalization. As a result, the Company fully impaired goodwill for an impairment loss of $359.8 million. Also in the first quarter of 2025, the Company expensed $56.1 million of costs associated with the construction of SN1 as management initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long lead equipment releases. In the third quarter of 2025, the Company recognized an impairment loss of $1,095.8 million related to its long-lived assets as a result of the responsiveness from potential customers to the Company’s technology and integrated product offering, the estimated cost reductions achieved in Project Permian, and the resulting revisions to the Company’s forecasted future unit deployments and related cash flows based upon the perceived marketability and commercial viability of the Company’s technology.

Depreciation, amortization, and accretion
Our depreciation, amortization, and accretion expenses consist primarily of depreciation on our La Porte Demonstration Facility and amortization of intangible assets. Depreciation, amortization, and accretion expense decreased by $19.2 million, or 24%, for the year ended December 31, 2025, as compared to amounts for the same period in 2024, primarily due to lower depreciation and amortization rates as a result of the long-lived asset impairment during the third quarter of 2025.

Interest income
Interest income decreased by $11.1 million, or 35%, for the year ended December 31, 2025, as compared to amounts for the same period in 2024. This decrease was due to lower interest-bearing cash and investment balances, declines in interest rates, and lower investment accretion.

Change in Earnout Shares liability and Warrant liability
The Change in Earnout Shares liability and Warrant liability relates to movements in fair value of earnout shares and warrants which have been classified as liability instruments. The changes are primarily due to fluctuations in the market price of our Class A Common Stock and related volatility.

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

Income tax benefit
Our income tax benefit decreased by $6.3 million for the year ended December 31, 2025, as compared to amounts for the year ended December 31, 2024. This change was due to an increase in the Company’s valuation allowance, partially offset by a favorable permanent difference related to the change in the value of the Warrant liability as compared to the same period in 2024.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 64.0% of net loss before income tax for the year ended December 31, 2025, as compared to 64.4% of net loss for the year ended December 31, 2024. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo units for Class A PubCo shares, partially offset by the additional issuance of Class A OpCo units under the BHES JDA.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, short-term investments, and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising additional capital through the sale of ownership interests. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities, project development, and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative costs and costs to develop our projects and procure the equipment necessary for such projects.

The following table summarizes our liquidity position as of the dates indicated:

	December 31,
$ in thousands	2025	2024
Cash and cash equivalents	$199,430	$329,230
Short-term investments	—	100,000
Available-for-sale investments[1]	176,704	100,972
Total liquidity	$376,134	$530,202
___________
(1) $38.2 million of these investments are classified as long-term on our consolidated balance sheet.
The short-term investments were comprised of a single 12-month certificate of deposit, held with a domestic banking institution, which matured in June 2025. Additionally, our current liabilities were $47.5 million and $17.9 million at December 31, 2025 and December 31, 2024, respectively. The decrease in our liquidity position is primarily a result of cash used for the development of the Oxy-Combustion Cycle under the BHES JDA, payments related to long-lead equipment and engineering for SN1, testing campaigns and capital expenditures at the La Porte Demonstration Facility, and general corporate expenses.
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

Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Year Ended December 31,
$ in thousands	2025	2024
Net cash used in operating activities	$(120,784)	$(31,649)
Net cash used in investing activities	$(8,805)	$(168,673)
Net cash used in financing activities	$(230)	$(4,929)

Operating Activities
Cash used in operating activities increased by $89.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to higher project development costs, R&D costs, including costs incurred under the BHES JDA and validation testing campaigns at our La Porte Demonstration Facility, and the expansion of the Company’s corporate infrastructure throughout 2024 and into 2025. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Investing Activities
During the year ended December 31, 2025, net cash used in investing activities increased by $159.9 million compared to the year ended December 31, 2024. Our cash used in investing activities for the year ended December 31, 2025 primarily reflects the maturity of the Company’s certificate of deposit and the reinvestment of those funds into available-for-sale securities, along with capital expenditures related to the La Porte Demonstration Facility and SN1 during the period in which costs were capitalized. Cash used in investing activities for the year ended December 31, 2024 primarily reflects the initial investments in available-for-sale securities as well as capital expenditures related to Project Permian and the La Porte Demonstration Facility during that period.

Financing Activities
Our cash from financing activities decreased by $5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Cash used in financing activities for the year ended December 31, 2024 consists of finance lease obligation payments, income tax payments on vested share-based compensation awards, and issuance of Class A Common Stock under share-based compensation plans.

Commitments and Contractual Obligations

Asset Retirement Obligation
We hold a lease for the approximately 218,900 square feet of land under the La Porte Demonstration Facility from Air Liquide at a rate of one dollar per year. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the La Porte Demonstration Facility. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $3.6 million and $3.3 million as of December 31, 2025 and 2024, respectively.

Leases
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The Company also leases land in West Texas for Project Permian from a subsidiary of Occidental Petroleum. Additionally, the Company leases two office trailers at the La Porte Demonstration Facility, as well as a warehouse, in La Porte, Texas.
As of December 31, 2025, future minimum lease payments attributable to our operating and finance lease arrangements are expected to equal $4.4 million and $0.1 million, respectively.

Joint Development Agreement
Under the BHES JDA, we committed to funding a portion of the remaining development costs incurred through a combination of cash and equity. The BHES JDA’s total contract value was $140 million as of December 31, 2025. As of December 31, 2025, we recognized approximately $62.0 million of inception-to-date cash expenses and approximately $62.0 million of inception-to-date share-based expenses related to the BHES JDA. The share-based expense excludes $8.0 million of realized loss on share issuance. In addition, the Company may be required to make additional cash payments to BHES during periods when the volume-weighted average price of our Class A Common Stock is less than $4.00 per share in the 10 trading days preceding applicable quarterly share issuances under the terms of the BHES JDA. As of December 31, 2025, the Company had $2.8 million in current liabilities payable to related parties on the consolidated balance sheet related to the BHES JDA Make-Whole Payment. For the year ended December 31, 2025, the Company incurred expenses of $7.4 million related to the BHES JDA Make-Whole Payments.
In January 2026, we agreed to suspend the BHES JDA from an until March 31, 2026 (subject to further extension upon agreement from both parties) while Baker Hughes evaluates the proposed development and commercialization of industrial-scale plants utilizing Oxy-Combustion Cycle technology. Under the terms of the suspension, we are obligated to pay any invoiced costs incurred in the fourth quarter of 2025 and any costs resulting or arising from the suspension, up to a $3.0 million cap.

Off-Balance Sheet Arrangements
As of December 31, 2025 and 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Capital Commitments
As of December 31, 2025, we have committed to purchase certain components of industrial machinery for use at our La Porte Demonstration Facility and our first clean firm power hub at the Project Permian site in West Texas. The total gross commitments totaled $79.6 million. As of December 31, 2025, there was $63.6 million remaining related to these commitments.

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
Impairment of Long-Lived Assets
We believe evaluating the recoverability of long-lived assets is a critical accounting estimate because it requires management to make judgments and assumptions regarding future trends and events. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets. During the year ended December 31, 2025, we recognized impairment losses of $1,095.8 million related to our long-lived assets. We did not recognize any impairment losses on long-lived assets during the year ended December 31, 2024.
In January 2026, we agreed to suspend the BHES JDA until March 31, 2026 (subject to further extension upon agreement from both parties) while Baker Hughes evaluates the proposed development and commercialization of industrial-scale plants utilizing Oxy-Combustion Cycle technology. During the suspension period, the Company and Baker Hughes will engage in negotiations regarding potential amendments to the BHES JDA. The outcome of these negotiations related to the future development and commercialization of the industrial-scale Oxy-Combustion Cycle technology may adversely impact the recoverability of the carrying value of the asset group associated with the Company’s Oxy-Combustion Cycle technology.

Private Placement Warrants
The fair value of the Private Placement Warrant liabilities were determined using Black-Scholes Merton Model, which has various significant unobservable inputs. We believe these valuations are critical accounting estimates because management is required to make assumptions that could have a material impact on the valuation of these liabilities, which include our best estimate of expected volatility and expected holding periods. When estimating expected volatility, management incorporates volatility of comparable public companies and the Company’s own volatility. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our results of operations in the period in which the changes occur and vice versa. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions that can materially affect our estimates.

Income Taxes
We believe income taxes are critical accounting estimates because significant judgment is required in assessing the recoverability of our deferred tax assets from future taxable income and the timing of reversing temporary differences. Additionally, accounting for uncertain tax positions requires management to make judgments regarding the likelihood the position will be sustained based on its technical merits.
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

Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies (“EGCs”) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGCs, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC through the end of 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering. As an EGC, we intend to take advantage of the benefits of this extended transition period.

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

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Under the guidance and involvement of the Company’s Chief Executive Officer, who is also the Company’s interim Chief Financial Officer, management has assessed the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this assessment, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f)). The Company and has designed such internal control over financial reporting, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Under management’s supervision and participation, the Company evaluated the effectiveness of our disclosure controls and procedures based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer, who is also the Company’s interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Appointment of President
On March 4, 2026, our board of directors appointed Marc Horstman as President of the Company, replacing Danny Rice who has served as our President since April 2025. Mr. Horstman has served as our Chief Operating Office since April 2025. Mr. Rice continues to serve as our Chief Executive Officer and Interim Chief Financial Officer.
During the three months ended December 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance
We have adopted a Code of Ethics that applies to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Ethics is posted on our website at https://ir.netpower.com/governance/leadership. In addition, waivers from, and amendments to, our Code of Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.netpower.com.
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024).
10.1*	NET Power Inc. Second Amended and Restated Executive Severance Plan.
10.2*	Form of Executive Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023).
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

10.5
Third Amended and Restated Limited Liability Company Agreement of NET Power Operations LLC, dated as of January 17, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2025).

10.6
Form of Indemnification Agreement for directors and executive officers of NET Power Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.7	NET Power Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.8	Non-Employee Director Form RSU Grant Notice and Award Agreement (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024).
10.9*	Executive Form RSU Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).
10.10++
Amended and Restated License Agreement, dated as of August 7, 2014, by and between NET Power, LLC and 8 Rivers Capital, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.11++
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

10.13++
Product Supply and Sales Agreement, dated as of July 1, 2015, by and between Air Liquide Large Industries U.S. LP and NET Power, LLC and Amendments No. One, Two and Three thereto (incorporated by reference to Exhibit 10.17 to the Company’s Form S-4/A filed with the SEC on April 24, 2023).

10.14*
Service Provider Agreement, dated as of October 4, 2021, by and between NET Power, LLC and Akash Patel (incorporated by reference to Exhibit 10.22 to the Company’s Form S-4/A filed with the SEC on February 2, 2023).

10.15*
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

10.20+
Variation Agreement No. 2 Regarding Letter of Limited Notice to Proceed for the Purchase of KPEP Long Lead Items between NET Power, LLC and Baker Hughes Energy Services LLC, dated September 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).

10.21*	Form of Performance Stock Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
10.22*	Stock Option Grant Notice and Award Agreement of Daniel J. Rice IV (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
10.23*	Executive Form PSU Grant Notice and Agreement.
10.24*	Executive Form Stock Option Grant Notice and Award Agreement.
10.25+	Equipment Supply Agreement, dated as of November 12, 2025, between Net Power Canaveral, LLC and Relevant Power Solutions, LLC.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed March 10, 2025).
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
23.2	Consent of Grant Thornton LLP
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: March 9, 2026                        NET Power Inc.

                                By:      /s/ Daniel J. Rice IV
                                Name:     Daniel J. Rice IV
                                Title:    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on March 9, 2026.

Signature	Position
/s/ Daniel J. Rice IV	Chief Executive Officer and Director
Daniel J. Rice IV	(Principal Executive Officer and Principal Financial Officer)
/s/ Caleb C. Van Dolah	Controller
Caleb C. Van Dolah	(Principal Accounting Officer)
/s/ Peter J. Bennett	Chair of the Board of Directors
Peter J. Bennett
/s/ Ralph Alexander	Director
Ralph Alexander
/s/ J. Kyle Derham	Director
J. Kyle Derham
/s/ Frederick A. Forthuber	Director
Frederick A. Forthuber
/s/ Joseph T. Kelliher	Director
Joseph T. Kelliher
/s/ Carol Peterson	Director
Carol Peterson
/s/ Brad Pollack	Director
Brad Pollack
/s/ Alejandra Veltmann	Director
Alejandra Veltmann

Audited Financial Statements of NET Power Inc. - Table of Contents
Audited Financial Statements of NET Power Inc.

Audited Financial Statements of NET Power Inc. - Table of Contents

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors NET Power Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of NET Power Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and mezzanine shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis of Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
Houston, Texas
March 9, 2026

Audited Financial Statements of NET Power Inc. - Table of Contents

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NET Power Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of NET Power Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and mezzanine shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor from 2021 to 2025.
Raleigh, North Carolina
March 10, 2025

Audited Financial Statements of NET Power Inc. - Table of Contents

NET Power Inc.
Consolidated Balance Sheets
In thousands, except par value

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$199,430	$329,230
Short-term investments	—	100,000
Investments in securities, available-for-sale	138,462	78,344
Interest receivable	1,376	3,682
Prepaid expenses and other current assets	4,496	1,774
Total current assets	343,764	513,030
Long-term assets
Restricted cash	2,427	2,446
Investments in securities, available-for-sale	38,242	22,628
Intangible assets, net	181,572	1,241,343
Goodwill	—	359,847
Property, plant, and equipment, net	32,758	151,470
Operating lease right-of-use assets	551	2,699
Other long-term assets	387	652
Total assets	$599,701	$2,294,115

LIABILITIES, MEZZANINE SHAREHOLDERS' EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,437	$3,092
Accrued liabilities	7,565	13,619
Due to related parties	37,262	325
Operating lease liabilities, current portion	1,074	683
Finance lease liabilities, current portion	127	187
Total current liabilities	47,465	17,906
Earnout Shares liability	—	1,958
Warrant liability	10,850	81,283
Asset retirement obligation	3,597	3,265
Non-current operating lease liabilities	2,584	2,125
Non-current finance lease liabilities	—	110
Tax Receivable Agreement liability	—	20,974
Deferred taxes	—	4,306
Total liabilities	64,496	131,927

Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Balance Sheets (Continued)
In thousands, except par value

	December 31,	December 31,
	2025	2024
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	331,301	1,506,584

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000 shares authorized; no shares issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A Common Stock, $.0001 par value; 520,000 shares authorized; 83,980 shares issued and outstanding as of December 31, 2025 and 76,760 shares issued and outstanding as of December 31, 2024	8	8
Class B Common Stock, $.0001 par value; 310,000 shares authorized; 138,730 shares issued and outstanding as of December 31, 2025 and 139,691 shares issued and outstanding as of December 31, 2024	14	14
Additional paid-in capital	898,425	771,594
Accumulated other comprehensive loss	129	32
Accumulated deficit	(694,672)	(116,044)
Total shareholders' equity	203,904	655,604
Total liabilities, mezzanine shareholders' equity, and shareholders' equity	$599,701	$2,294,115
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Operations and Comprehensive Loss
In thousands, except per share data

	Year Ended December 31,
	2025	2024
Revenue	$—	$250
Cost of revenue	—	31
Gross profit	—	219

Operating expenses
General and administrative	40,345	30,267
Sales and marketing	4,912	3,865
Research and development	99,508	63,853
Project development	72,379	1,932
Impairment and other charges	1,512,217	—
Depreciation, amortization, and accretion	62,387	81,623
Total operating expenses	1,791,748	181,540

Operating loss	(1,791,748)	(181,321)

Other income (expense)
Interest income, net	20,297	31,389
Change in Earnout Shares liability and Warrant liability	72,391	(25,656)
Change in Tax Receivable Agreement liability	21,317	—
Other income	11	364
Net other income	114,016	6,097

Net loss before income tax	(1,677,732)	(175,224)
Income tax benefit	4,305	10,580
Net loss after income tax	(1,673,427)	(164,644)
Net loss attributable to non-controlling interests	(1,094,799)	(115,453)
Net loss attributable to NET Power Inc.	$(578,628)	$(49,191)

Other comprehensive income
Unrealized gain on investments	97	139
Total other comprehensive income	97	139

Comprehensive loss	(1,673,330)	(164,505)
Comprehensive loss attributable to non-controlling interests	(1,094,799)	(115,346)
Comprehensive loss attributable to NET Power Inc.	$(578,531)	$(49,159)

Loss per share of Class A Common Stock, basic and diluted	$(7.34)	$(0.67)

Weighted average shares of Class A Common Stock, basic and diluted	78,822	73,397
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Shareholders' Equity and Mezzanine Shareholders' Equity
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	71,278	$7	141,787	$14	$851,841	$—	$(66,853)	$785,009	$1,545,905
Redemption of Class B Common Stock	5,413	1	(5,413)	—	—	—	—	1	—
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	—	—	—	—	47,335	—	—	47,335	(47,335)
Exercise of Warrants	2	—	—	—	25	—	—	25	—
Distributions to members	—	—	—	—	—	—	—	—	(4,751)
Increase in Tax Receivable Agreement liability from qualifying exchanges, net of deferred taxes	—	—	—	—	(12,037)	—	—	(12,037)	—
Unrealized gain on investments	—	—	—	—	—	55		55	107
Share-based compensation	67	—	3,317	—	4,212	—	—	4,212	29,519
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(98,592)	—	—	(98,592)	98,592
Tax impact of equity transactions	—	—	—	—	(21,190)	(23)	—	(21,213)	—
Net loss	—	—	—	—	—	—	(49,191)	(49,191)	(115,453)
Balance at December 31, 2024	76,760	$8	139,691	$14	$771,594	$32	$(116,044)	$655,604	$1,506,584
Redemption of Class B Common Stock	6,870	—	(6,870)	—	—	—	—	—	—
Issuance of Class A Common Stock	65	—	—	—	141	—	—	141	—
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	—	—	—	—	18,921	—	—	18,921	(18,921)
Increase in Tax Receivable Agreement liability from qualifying exchanges	—	—	—	—	(343)	—	—	(343)	—
Unrealized gain on investments	—	—	—	—	—	97	—	97	176
Share-based compensation	285	—	5,909	—	9,520	—	—	9,520	36,853
Adjustment of redeemable non-controlling interest to book value	—	—	—	—	98,592	—	—	98,592	(98,592)
Net loss	—	—	—	—	—	—	(578,628)	(578,628)	(1,094,799)
Balance at December 31, 2025	83,980	$8	138,730	$14	$898,425	$129	$(694,672)	$203,904	$331,301
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents
NET Power Inc.
Consolidated Statements of Cash Flows
In thousands

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss after income tax	$(1,673,427)	$(164,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	62,387	81,623
Impairment and other charges	1,512,217	—
Non-cash income	(2,482)	(2,543)
Deferred taxes	(4,306)	(10,580)
Change in fair value of Earnout Shares liability and Warrant liability	(72,391)	25,656
Change in Tax Receivable Agreement liability	(21,317)	—
Share-based compensation expense	46,434	33,666
Changes in operating assets and liabilities:
Accounts receivable, net	—	58
Interest receivable	3,430	(989)
Prepaid expenses and other current assets	(2,722)	47
Other long-term assets	265	(625)
Accounts payable	(1,655)	2,475
Accrued liabilities	(4,154)	4,024
Due to related parties	36,937	183
Net cash used in operating activities	(120,784)	(31,649)

Cash flows from investing activities:
Purchases of available-for-sale securities	(186,016)	(169,894)
Maturities of available-for-sale securities	111,648	71,075
Maturities of short-term investments	100,000	—
Purchase of property, plant and equipment	(33,214)	(68,651)
Capitalized software	(1,223)	(1,203)
Net cash used in investing activities	(8,805)	(168,673)

Cash flows from financing activities:
Issuance of Class A Common Stock under share-based compensation plans	141	—
Payment of tax withholdings on vested share-based payment awards	(172)	(130)
Exercise of Warrants	—	19
Payments on finance lease obligations	(199)	(67)
Tax-related partnership distribution	—	(4,751)
Net cash used in financing activities	(230)	(4,929)

Net decrease in cash, cash equivalents, and restricted cash	(129,819)	(205,251)

Cash, cash equivalents, and restricted cash, beginning of period	331,676	536,927
Cash, cash equivalents, and restricted cash, end of period	$201,857	$331,676
The accompanying notes are an integral part of these consolidated financial statements.

Audited Financial Statements of NET Power Inc. - Table of Contents

NET Power Inc.
Consolidated Statements of Cash Flows (Continued)
In thousands

	Year Ended December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$29	$—
Cash paid for income taxes	1	—

Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$(1,875)	$(1,320)
Operating lease right-of use asset acquired	1,591	959
Finance lease right-of-use asset acquired	—	349
Revision of estimated asset retirement obligation	—	996

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$199,430	$329,230
Restricted cash	2,427	2,446
Total cash, cash equivalents, and restricted cash	$201,857	$331,676
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
NET Power Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Nature of Business and Basis of Presentation
Nature of Business
NET Power Inc. (“Net Power” or the “Company”) is an energy technology company focused on delivering low-carbon gas power solutions. Historically, the Company’s sole business has been the development of a novel oxy-combustion power generation system (referred to as the “Oxy-Combustion Cycle”) designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions.
During the third quarter of 2025, the Company completed a market analysis of the Oxy-Combustion Cycle, identifying slower than anticipated acceptance and deployment of the technology from previous expectations coupled with costs not currently economic in the marketplace. In response to unprecedented demand growth for low-cost, firm power generation solutions with viable pathways to decarbonize, the Company broadened the scope of our business to include the generation of power using natural gas turbines paired with PCC technology that we intend to license from Entropy. In order to preserve capital for this new business opportunity, the Company paused all development work and related expenditures for its first utility-scale power plant utilizing the Oxy-Combustion Cycle (“SN1”). In December 2025, we suspended testing efforts at our La Porte Demonstration Facility.
Risks and Uncertainties
The Company is subject to a number of risks, including, but not limited to, reliance on relationships with strategic investors and partners for successful deployments of power plants, the requirement for additional capital to fund development and construction of our projects, the commercial viability of the proprietary technology and related projects we intend to deploy, competition from other power generation technologies, permitting and construction delays, supply chain constraints, protection of proprietary technology, and changes in the governmental and regulatory environment.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.
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
Cash and Cash Equivalents
Cash consists of liquid deposits at banking institutions. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents. The Company has exposure to credit risk to the

Audited Financial Statements of NET Power Inc. - Table of Contents
extent cash balances exceed amounts covered by the Federal Deposit Insurance Corporation (“FDIC”). FDIC guidelines guarantee $250,000 per depositor, per insured bank. As of December 31, 2025 and 2024, the Company held cash in excess of FDIC limits equal to $198.4 million and $328.2 million, respectively.
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
Investments with maturities greater than three months but less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments. Interest income earned and amortization or accretion of discounts and premiums on investments is included in Interest income, net on the Company’s consolidated statements of operations and comprehensive loss. Interest accrued on investments is recorded as interest receivable on the consolidated balance sheets.
Revenue Recognition, Trade Receivables and Allowance for Doubtful Accounts
The Company recognizes revenue when its performance obligations with its customers have been satisfied. To determine revenue recognition for contracts within the scope of Accounting Standards Codification (“ASC”) 606, the Company (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the entity satisfies the performance obligation.
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
Restricted Cash
Restricted cash includes cash held to secure a letter of credit. As of December 31, 2025 and 2024, the Company had restricted cash of $2.4 million included in the consolidated balance sheets.
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

Audited Financial Statements of NET Power Inc. - Table of Contents
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
The Company’s recurring fair value measurements include the Private Placement Warrants, the Public Warrants, the Earnout Shares (as defined in Note 4), and investments in available-for-sale securities (Note 3 and Note 4).
Warrants
The Company accounts for the Public Warrants (the “Public Warrants”) and Private Placement Warrants (the “Private Placement Warrants,” and collectively with the Public Warrants, the “Warrants”) as liability-classified instruments based on an assessment of the Warrants’ specific terms and applicable authoritative guidance outlined in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), ASC Topic 815, Derivatives and Hedging (“ASC 815”) and relevant SEC reporting rules. When making this assessment, the Company determined the Warrants are not considered to be indexed to the Company’s stock price. Therefore, in accordance with ASC 815, the Company accounts for the outstanding Warrants as a liability at fair value on the consolidated balance sheets. The Warrants are subject to remeasurement at each reporting date with any change in the fair value recognized in Change in Earnout Shares liability and Warrant liability on the Company’s consolidated statements of operations and comprehensive loss.
Earnout Shares and Restricted Shares
Unvested Earnout Shares (as defined in Note 9) are reported as liabilities on the Company’s consolidated balance sheets. The liability classification reflects the interpretation that the Earnout Share settlement provision contingent on a change in control event does not represent an input into a fixed-for-fixed option pricing model. The usage of a model other than a fixed-for-fixed option model results in liability classification pursuant to the guidance in ASC Topic 815, Derivatives and Hedging.
The Price-Based Lockup Shares (as defined in Note 9) are included as equity within the Company’s consolidated balance sheets.
Intangible Assets
The Company’s intangible assets are comprised of developed technology and software. Developed technology is related to the Oxy-Combustion Cycle technology and is amortized over a 20-year useful life. Software is amortized over a 5-year useful life. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Audited Financial Statements of NET Power Inc. - Table of Contents
Goodwill
The Company recognizes goodwill as the excess costs of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The Company’s goodwill is not tax deductible. Goodwill is not amortized but is tested annually on October 1st for impairment or more frequently whenever events or changes in circumstances indicate that the carrying amount of a reporting unit exceeds its fair value. Refer to Note 5 — Goodwill and Intangible Assets for impairments recognized during year ended December 31, 2025. There were no impairment charges recorded during the year ended December 31, 2024.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets placed in service is measured by comparing the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount of the assets exceeds the fair value of the assets. Refer to Note 5 — Goodwill and Intangible Assets for impairments recognized during year ended December 31, 2025. There were no impairment charges recorded during the year ended December 31, 2024.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost except for (i) certain assets acquired in a business combination which are recorded at fair value on their respective acquisition date and (ii) impaired assets which are recorded at fair value as of the last impairment evaluation date for which an adjustment was required.
Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets. Amounts capitalized to construction in progress are not depreciated until the underlying asset is ready for its intended use. The following table summarizes the estimated useful lives used to depreciate property, plant, and equipment and assets:

Asset Classification	Useful Life
Furniture and Equipment	4 – 7
La Porte Demonstration Facility	7
Office Trailers	6
The Company reviews the estimated useful lives of its property, plant, and equipment on an ongoing basis for any changes in estimates.
Property, plant, and equipment is presented at cost less accumulated depreciation on the consolidated balance sheets.
Asset Retirement Obligation
The Company recognizes liabilities for future obligations associated with the retirement of assets. The fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present values using a discounted cash flow approach and the liabilities are accreted using the interest method. The asset retirement obligations that have been recorded to-date relate to the Company’s obligation to restore the property underneath the La Porte Demonstration Facility at the end of the La Porte Demonstration Facility’s estimated useful life as required by the lease terms. The accretion expense generated by the Company’s asset retirement obligation liability is recognized over the La Porte Demonstration Facility’s expected seven-year useful life.

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
Research and Development Costs
The Company expenses costs related to operations and testing at the La Porte Demonstration Facility, as well as engineering and design costs related to development of the Oxy-Combustion Cycle technology and Clean Gas Product as incurred. These costs are included in Research and development expense on the consolidated statements of operations and comprehensive loss.
Non-Controlling Interest
Non-controlling interests (“NCI”) represents Class A OpCo Units (Note 9) held by parties other than NET Power Inc., including sponsors, certain strategic partners, and legacy owners of NET Power, LLC. After evaluating Class A OpCo Unit redemption rights under ASC 480, the Company determined that Class A OpCo Units are subject to potential cash redemption that rests outside the Company’s control. The Company has classified NCI as a component of mezzanine equity in consideration of this cash redemption feature and in accordance with the guidance in ASC 810. The Company measures redeemable NCI each reporting period at the higher of its book value or its redemption value, which equals the closing price of the Company’s Class A Common Stock on the measurement date. The change in measurement is shown as the carrying value adjustment of redeemable non-controlling interest in the Company’s consolidated statement of shareholders' equity and mezzanine shareholders' equity.
The Company’s net loss before income tax and the non-tax components of comprehensive loss are reduced by the portion of net loss before income tax and the non-tax components of comprehensive loss attributable to non-controlling interests.
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

Audited Financial Statements of NET Power Inc. - Table of Contents
Vested equity awards are generally net settled by withholding shares of common stock to satisfy employees’ minimum income tax withholding obligations due upon vesting. The Company may sell shares on the open market to cover the tax withholding obligation. Cash payments made by the Company to satisfy employees’ tax withholding obligations are classified as financing activities in the consolidated statements of cash flows.
Net Loss per Share
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

The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50% likely to be realized is recognized. The Company has elected to recognize interest and penalties related to income taxes within income tax benefit in the accompanying consolidated statements of operations and comprehensive loss.
Tax Receivable Agreement Liability
Pursuant to the Tax Receivable Agreement (“TRA”) with certain OpCo unitholders., the Company was required to pay approximately 75% of the calculated tax savings based on the portion of basis adjustments on exchanges of OpCo units and other carryforward attributes that are anticipated to be able to be utilized in future years. Such tax attributes included the existing tax basis of certain assets of OpCo and its consolidated subsidiaries, tax basis adjustments resulting from taxable exchanges of Class A OpCo Units, certain tax benefits realized by Net Power Inc. and tax deductions in respect of portions of certain TRA payments. All such payments made under the terms of the TRA were the obligations of Net Power Inc. and not of OpCo. The TRA was terminated and of no further force or effect as of June 12, 2025.

Audited Financial Statements of NET Power Inc. - Table of Contents
Segment Reporting
In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has one operating segment and one reportable segment, which includes all of the Company’s consolidated accounts. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM focuses on consolidated operating income (loss), with a focus on research and development and general and administrative expenses, along with interest income to assess the Company’s performance and allocate resources. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the consolidated financial statements. The measure of segment assets is reported on the Company’s consolidated balance sheet as total assets.
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires companies to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state, and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state, and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for the Company for calendar years beginning after December 15, 2025. Early adoption is permitted. The Company has evaluated the impact of adoption and does not expect any material impacts to our consolidated financial statements.
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
NOTE 3 — Investments
The Company is currently invested in available-for-sale securities. The $100 million certificate of deposit previously held by the Company matured and the interest receivable on the certificate of deposit was collected in June 2025.

Audited Financial Statements of NET Power Inc. - Table of Contents
The following tables present the Company’s available-for-sale investments included in the consolidated balance sheets:

$ in thousands	December 31, 2025
Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$32,195	$57	$32,252
Commercial paper	23,423	—	23,423
U.S. treasuries	82,618	169	82,787
Total	$138,236	$226	$138,462

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$25,724	$137	$25,861
U.S. treasuries	12,311	70	12,381
Total	$38,035	$207	$38,242

$ in thousands	December 31, 2024
Current assets	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$11,006	$15	$11,021
Commercial paper	8,629	—	8,629
U.S. treasuries	58,637	57	58,694
Total	$78,272	$72	$78,344

Long-term assets	Amortized Cost	Unrealized Gain	Fair Value
U.S. treasuries	$22,538	$90	$22,628
Total	$22,538	$90	$22,628
The cost of securities sold, if any, is based on the specific-identification method. During the year ended December 31, 2025 and 2024, there were no securities sold. There were no credit losses recognized during the year ended December 31, 2025 and 2024. The Company established no allowances for credit losses as of December 31, 2025 and December 31, 2024. The Company’s long-term available-for-sale investments mature through June 2027.
NOTE 4 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the consolidated balance sheets and indicates the level of the valuation inputs the Company utilized to determine the fair value:

		December 31,	December 31,
$ in thousands	Level	2025	2024
Assets
Available-for-sale investments	1	$176,704	$100,972
Short-term investments	2	—	100,000
Total assets		$176,704	$200,972

Liabilities
Public Warrants	1	$4,310	$31,034
Private Placement Warrants	3	6,540	50,249
Earnout Shares	3	—	1,958
Total liabilities		$10,850	$83,241

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
$ in thousands	2025	2024
Balance of recurring Level 3 liabilities at beginning of period	$52,207	$38,622
Change in Earnout Shares liability	(1,958)	287
Change in Private Placement Warrant liability	(43,709)	13,298
Balance of recurring Level 3 liabilities at end of period	$6,540	$52,207
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
Warrants
The Public Warrants are exercisable for 8,620,535 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company’s Class A Common Stock price equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company’s Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire June 8, 2028. The Public Warrants are valued using their quoted and publicly-available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the fair value of the Public Warrants is considered a Level 1 fair value measurement.
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
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $2.28 as of December 31, 2025 with a strike price of $11.50 per share. The volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered a Level 3 fair value measurement.
The following table contains the key inputs used in the valuations of the Private Placement Warrants:

	December 31, 2025	December 31, 2024
Term (in years)	2.44	3.44
Volatility	104.0%	59.3%
Risk-free rate	3.5%	4.2%

Audited Financial Statements of NET Power Inc. - Table of Contents
Earnout Shares
The fair value of the Earnout Shares is estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company’s daily volume-weighted average share price. Historically, the volatility assumption is based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the historical volatility of the Company’s Class A common stock, and the implied volatility of the Public Warrants. For the valuation as of December 31, 2025, the volatility assumption is based on the Company’s own historical volatility, implied volatility on the Company’s own common stock options, and the implied volatility of the Public Warrants.
The following table contains the key inputs used in the valuations of the Earnout Shares:

	December 31, 2025	December 31, 2024
Term (in years)	0.44	1.43
Volatility	105.0%	59.7%
Risk-free rate	3.6%	4.1%
NOTE 5 — Goodwill and Intangible Assets
Goodwill
Goodwill represented the future economic benefits derived from the Company’s unique market position, the growth attributable to the Oxy-Combustion Cycle technology and the Company’s assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill was allocated to the Company’s sole reportable segment and reporting unit.
The following table presents the changes to goodwill included in the consolidated balance sheets:

	December 31,	December 31,
$ in thousands	2025	2024
Balance at the beginning of the period	$359,847	$423,920
Impairment	(359,847)	—
Measurement adjustments	—	(64,073)
Balance at the end of the period	$—	$359,847
In March 2025, the Company assessed its goodwill for impairment. Due to a change in the Company’s business plan, as discussed below, and related sustained decrease in the Company’s market capitalization, the Company concluded that it was more likely than not that the fair value of its goodwill was less than its carrying amount as of March 31, 2025. As a result, the Company fully impaired its goodwill and recognized an impairment of $359.8 million during the first quarter of 2025, which is included in Impairment and other charges on the consolidated statements of operations and comprehensive loss.
During the second quarter of 2024, the Company completed its estimate of deferred taxes and finalized its purchase price allocation, which resulted in a measurement adjustment that reduced goodwill by $64.1 million.

Audited Financial Statements of NET Power Inc. - Table of Contents
Definite-Lived Intangible Assets
The following tables summarize the Company’s definite-lived intangible assets included in the consolidated balance sheets:

	December 31,			December 31,
	2025			2024
$ in thousands	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$184,465	$(3,469)	$180,996	$1,345,000	$(104,985)	$1,240,015
Software(1)	613	(37)	576	1,407	(79)	1,328
Total definite-lived intangible assets	$185,078	$(3,506)	$181,572	$1,346,407	$(105,064)	$1,241,343
___________
(1) Software includes $0.1 million and $0.6 million related to software work-in-progress as of December 31, 2025 and December 31, 2024.
In March 2025, due to higher-than expected indicative cost estimates for its first utility-scale project, the Company identified a triggering event for evaluation of impairment of its long-term assets. As the Company is in the development stage, focusing on developing and commercializing its technology, the Company assessed its definite-lived intangible assets, the La Porte Demonstration Facility, and other corporate assets for impairment as an asset group (the “Developed Technology Asset Group”). In March 2025, management performed a probability-weighted undiscounted cash flow analysis, incorporating estimated cash flows from the deployment of its technology and the value of the underlying intellectual property, and the results indicated that no impairment was required. Additionally, in response to these higher-than expected indicative cost estimates, the Company initiated a value engineering process to assess Project Permian’s economic feasibility and to optimize its design to reduce costs. The Company temporarily paused further long lead equipment releases and engaged a management consulting firm to conduct a techno-economic analysis of clean, firm power alternatives and to assess the market potential of the Oxy-Combustion Cycle technology product.
In the second quarter of 2025, the Company progressed its value engineering process to improve and validate commercialization pathways for the Oxy-Combustion Cycle technology and introduced its integrated product offering, combining the Oxy-Combustion Cycle technology with gas turbines with the goal of improving the cost-competitiveness of the Company’s technology and time to market for potential customers. Additionally, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which enhanced the Section 45Q Tax Credit for Carbon Sequestration for enhanced oil recovery. The Company received initial results of the techno-economic analysis for the Oxy-Combustion Cycle technology product, and the Company responded to a prospective customer’s Request for Proposal for Environmental Attribute Credits generated from carbon capture and sequestration at North American power plants. Based on these developments, the Company did not identify a triggering event that the Developed Technology Asset Group may be impaired as of June 30, 2025.

In late August 2025, the Company completed its assessment of the techno-economic analysis which identified slower than anticipated acceptance and deployment of the Company’s technology from previous expectations; the value engineering process identified significant cost reductions, but not to a level that is currently economic in the marketplace; and the engagement with potential customers identified time to market and cost as a significant factor to deployment of power solutions, both of which currently represent challenges for the Company’s Oxy-Combustion Cycle technology product. The Company determined these factors would result in fewer deployments of the Company’s Oxy-Combustion Cycle technology product than previously estimated and therefore, updated its long-range forecasts.
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

Audited Financial Statements of NET Power Inc. - Table of Contents
technology. As a result, management updated its probability-weighted undiscounted cash flow analysis and determined that the carrying value of the Developed Technology Asset Group was not recoverable.
The fair value of the Developed Technology Asset Group was determined using the income and market approaches. The income approach used a probability-weighted discounted cash flow method based upon management’s projections of future revenues and operating expenses from future deployments of the Company’s technology discounted based an estimate of the Company’s cost of equity, which uses Level 3 inputs. As the Company has not generated revenue from its first-of-a-kind technology, the market approach was determined through an implied value approach by applying a control premium to the Company’s market capitalization, less working capital, investments in securities, and other assets not part of the asset group to estimate the fair value of the Developed Technology Asset Group, which uses Level 3 inputs. The application of these valuation methodologies resulted in an indicated fair value of the Developed Technology Asset Group of $200.0 million, resulting in the recognition of an impairment loss of $1,095.8 million for the year ended December 31, 2025. The impairment was allocated to the long-lived assets within the asset group on a pro-rata basis, according to their relative carrying amounts. The impairment loss is included in Impairment and other charges on the consolidated statements of operations and comprehensive loss.
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
In connection with the Company’s decision in the fourth quarter of 2025 to broaden its product strategy to include generation of power using natural gas turbines paired with PCC technology, the Company considered whether there any indicators of impairment of the Developed Technology Asset Group and did not identify any such indicators. As discussed in Note 13 — Related Party Transactions, Baker Hughes continues to evaluate the proposed development and commercialization of industrial-scale Oxy-Combustion Cycle technology and engage in negotiations regarding potential amendments to the BHES JDA. The outcome of these negotiations related to the future development and commercialization of the industrial-scale Oxy-Combustion Cycle technology may adversely impact the recoverability of the carrying value of the Developed Technology Asset Group.
The following table presents the Company’s amortization expense for the following periods:

	Year Ended December 31,
$ in thousands	2025	2024
Amortization expense	$48,587	$67,329

Audited Financial Statements of NET Power Inc. - Table of Contents
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter (in thousands):

2026	$10,536
2027	10,536
2028	10,564
2029	10,472
2030	10,377
2031 and thereafter	129,087
Total	$181,572
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.
NOTE 6 — Property, Plant, and Equipment
The following table summarizes the key classifications of property, plant, and equipment included in the consolidated balance sheets:

	December 31,	December 31,
$ in thousands	2025	2024
La Porte Demonstration Facility	$13,484	$122,845
Furniture and equipment	132	1,069
Assets acquired under finance lease	45	349
Construction-in-progress	20,062	48,438
Total property, plant, and equipment, gross	33,723	172,701
Accumulated depreciation and amortization (1)	(965)	(21,231)
Total property, plant, and equipment, net	$32,758	$151,470
___________
(1) As of December 31, 2025 and December 31, 2024, $3 thousand and $18 thousand, respectively, of accumulated depreciation and amortization is related to amortization of the finance lease right-of-use assets.
During the first quarter of 2025, as a result of the management’s assessment of the probability of the construction of SN1 due to the factors discussed above, $56.1 million of costs previously included in Construction-in-progress were expensed. This amount is included in impairment and other charges in the consolidated statements of operations and comprehensive loss.
Refer to Note 5 — Goodwill and Intangible Assets for discussion of impairments of the Developed Technology Asset Group recognized during the year ended December 31, 2025.
The following table presents the Company’s depreciation and amortization expense for the following periods:

	Year Ended December 31,
$ in thousands	2025	2024
Depreciation and amortization expense	$13,468	$14,085
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.

Audited Financial Statements of NET Power Inc. - Table of Contents
NOTE 7 — Accrued Liabilities
Accrued liabilities in the consolidated balance sheets consist of the following:

	December 31,	December 31,
$ in thousands	2025	2024
Incentive compensation	$3,347	$2,916
Professional fees	1,617	1,143
Capital expenditures	410	2,285
Accrued project expenses	460	—
Cash-based expense of BHES JDA	—	6,212
Other accrued liabilities	1,731	1,063
Total accrued liabilities	$7,565	$13,619
NOTE 8 — Leases
The following is a summary of leases on the consolidated balance sheets:

		December 31,
$ in thousands	Line item	2025	2024
Assets
Operating leases	Operating lease right-of-use assets	$551	$2,699
Financing leases	Property, plant, and equipment, net	43	331
Total assets		$594	$3,030
Liabilities
Current
Operating leases	Operating lease liabilities, current portion	$1,074	$683
Financing leases	Finance lease liabilities, current portion	127	187
Non-current
Operating leases	Non-current operating lease liabilities	2,584	2,125
Financing leases	Non-current finance lease liabilities	—	110
Total liabilities		$3,785	$3,105
The following table presents the Company’s lease costs by period presented and the classification on the consolidated statements of operations and comprehensive loss:

		Year Ended December 31,
$ in thousands	Line item	2025	2024
Operating lease costs	General and administrative	$1,016	$624

Financing lease costs:
Amortization of right-of-use assets	Depreciation, amortization, and accretion	$39	$18
Interest on lease liabilities	Interest income, net	29	15
Total finance lease costs		$68	$33

Audited Financial Statements of NET Power Inc. - Table of Contents
The following is a summary of the weighted-average lease term and discount rate:

	December 31,
	2025	2024
Weighted-average remaining lease term - operating leases	3.9 years	4.3 years
Weighted-average remaining lease term - finance leases	0.7 years	1.7 years
Weighted-average discount rate - operating leases	10.0%	9.1%
Weighted-average discount rate - finance leases	14.0%	14.0%
The following table presents the future minimum lease payments that the Company expects to make under its operating and finance leases as of December 31, 2025:

$ in thousands	Operating leases	Finance leases
2026	$1,124	$133
2027	1,160	—
2028	1,170	—
2029	735	—
2030	236	—
Total lease payments	$4,425	$133
Less: imputed interest	(767)	(6)
Present value of lease liabilities	$3,658	$127
Refer to Note 5 — Goodwill and Intangible Assets for discussion of impairments related to the Developed Technology Asset Group recognized during the year ended December 31, 2025.
Office Space and Building Leases
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
On February 28, 2024, the Company entered into an office space lease agreement for commercial office space in Houston, Texas (the “Atlas Tower Lease”), which became effective in July 2024. The Atlas Tower Lease has an original lease term of 68 months from the commencement date and includes an early termination option that enables the Company to end the lease at the end of its 44th month. The Company measured the lease liabilities and right-of-use asset associated with the Atlas Tower Lease upon commencement of the lease and recognized those balances over the lease term. As of December 31, 2025, the Company determined that it is unlikely to

Audited Financial Statements of NET Power Inc. - Table of Contents
exercise the termination option associated with the Atlas Tower Lease; therefore, the above minimum lease payments do not consider the effects of the termination option on the lease term.
On March 7, 2025, the Company entered into a building lease agreement for a warehouse in La Porte, Texas that commenced in April 2025. The lease has an initial term of 62 months and contains a renewal option of five years.
Land Leases
On March 8, 2024, the Company entered into a land lease with a subsidiary of Occidental Petroleum, a related party, which became effective on December 1, 2024. The lease has an initial term of 60 months from the commencement date and may be extended for up to three consecutive periods of ten years. Additionally, the lease contains an option to purchase the land during the lease term. As of December 31, 2025, the Company has determined it is not probable that the purchase option or the lease extensions will be exercised and, therefore, these cash flows were excluded from the initial measurement of the lease obligation.
The Company leases the land under the La Porte Demonstration Facility. During the second quarter of 2024, the Company entered into a lease amendment extending the lease term. The amended lease expires on the earlier of (i) January 1, 2031 or (ii) the termination of the Company’s oxygen supply agreement with the lessor. Lease payments for the land equal one dollar per year.
Refer to Note 14 — Commitments and Contingencies for discussion on the Company’s asset retirement obligations related to the La Porte Demonstration Facility.
Office Trailer Leases
On June 26, 2024, the Company entered into a lease agreement for two office trailers at the La Porte Demonstration Facility with an effective date of September 1, 2024. The lease has a term of 24 months and contains a purchase option where the Company may purchase the trailers at the end of the lease term. Therefore, the Company classified the lease as a finance lease and recorded the right-of lease asset within Property, plant, and equipment, net in the consolidated balance sheets.
NOTE 9 — Shareholders' Equity
Class A Common Stock
Class A Common Stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders and does not have cumulative voting rights. Class A Common Stock is entitled to receive dividends (payable in cash, stock or otherwise), if any, as may be declared from time to time by the Company’s Board of Directors (the “Board”). In the event of liquidation, dissolution, distribution of assets or other winding up, Class A Common Stock is entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any outstanding shares of Preferred Stock.
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

Audited Financial Statements of NET Power Inc. - Table of Contents
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
Earnout Shares and Restricted Shares
Certain Class A OpCo Units and corresponding shares of Class B Common Stock are subject to vesting and transfer restrictions.
Of the total shares subject to vesting and transfer restrictions, 986,775 Class A OpCo Units, all of which were formerly Class B OpCo Units, and a corresponding number of shares of Class B Common Stock vest in three equal tranches if the closing share price of the Class A Common Stock on the NYSE is greater than or equal to $12.00, $14.00, and $16.00 for any 20 trading days within a consecutive 30-trading-day period beginning on or after June 23, 2023 and ending on the three-year period beginning June 8, 2023 or the occurrence of a change in control event (the “Earnout Shares”).
Of the OpCo Units subject to transfer restrictions, 44,544,551 Class A OpCo Units (the “Price-Based Lock-up Shares”) may not be transferred until after the three-year period beginning June 8, 2023; provided, however, that if the last sale price of the Class A Common Stock on the NYSE, for any 20 trading days within any 30 consecutive trading-day period commencing on or after June 23, 2023 exceeds (or, in the case of the 1,575,045 Class A OpCo Units that were formerly Class B OpCo Units, equals) (i) $12.00 per share, then one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, (ii) $14.00 per share, then an additional one-third of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions, and (iii) $16.00 per share, then all of the Price-Based Lock-up Shares will no longer be subject to such lock-up restrictions.
As of December 31, 2025, 328,925 Class A OpCo units and a corresponding number of shares of Class B Common Stock included in the Earnout Shares remain unvested. As of December 31, 2025, 14,848,184 Price-Based Lockup Shares remain restricted.
Redeemable Non-controlling Interest
The following table presents the Company and the non-controlling interest ownership percentage of the membership interests in OpCo as of the following periods:

	December 31,
	2025	2024
Non-controlling interest holders	62.2%	64.4%
NET Power Inc.	37.8%	35.6%
The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value. As of December 31, 2025, the Company measured redeemable NCI at book value. As of December 31, 2024, the Company measured redeemable NCI at redemption value. The adjustment to redeemable NCI is recorded through Additional paid-in capital on the consolidated statement of shareholders' equity and mezzanine shareholders' equity.

Audited Financial Statements of NET Power Inc. - Table of Contents
The table below sets forth the calculation of net loss before income tax attributable to redeemable NCI holders for the following periods:

	Year Ended December 31,
$ in thousands	2025	2024
Net loss before income tax	$(1,677,732)	$(175,224)
Redeemable non-controlling interest percentage	64.0%	64.4%
Net loss before income tax attributable to non-controlling interests	$(1,094,799)	$(115,453)

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
NOTE 10 — Share-Based Compensation
The 2023 Omnibus Incentive Plan reserved 20,468,545 shares of Class A Common Stock for issuance as equity awards. The quantity of shares of Class A Common Stock reserved for grants under the 2023 Omnibus Incentive Plan will be subject to an annual increase on the first day of each calendar year beginning January 1, 2024, and ending and including January 1, 2033, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on December 31 of the immediately preceding calendar year and (ii) any such smaller number of shares as is determined by the Board.
The following table presents the aggregate share-based compensation expense, net of forfeitures, for the following periods:

	Year Ended December 31,
$ in thousands	2025	2024
Share-based compensation expense	$46,434	$33,666
OpCo Unit Awards
The following table summarizes the activity of employee equity awards granted under previous programs comprised of Class A OpCo Units and the corresponding quantity of shares of Class B Common Stock for the year ended December 31, 2025:

$ in thousands	Quantity	Calculated Value
Unvested, beginning of period	241,670	$5.66
Vested	(241,670)	5.66
Unvested, end of period	—	$—

Audited Financial Statements of NET Power Inc. - Table of Contents
Performance Stock Units
As of December 31, 2025, there was $0.8 million of unrecognized share-based compensation expense related to unvested performance stock units (“PSUs”), which the Company expects to be recognized over a weighted-average period of 1.9 years.
During 2025, there have been 524,000 PSUs awarded to certain executives for which the vesting occurs upon the achievement of specific market-based conditions related to the Company’s financial performance over a three-year period, modified based on the Company’s Relative Total Shareholder Return (“TSR”) and subject to final vesting based on the participant’s continued employment through the end of the requisite service period. The amount of awards that will ultimately vest for the PSU can range from 0% to 200% based on the TSR calculated over a three-year period. The fair value of the PSUs were determined using the Monte Carlo Simulation model and are being expensed over the three-year vesting period.
The assumptions used to calculate the fair value of the PSUs awards were:

	2025	2024
Weighted average expected life	3 years	3 years
Risk-free interest rates	3.9%	4.4%
Expected volatility	80.0%	68.0%
The following table presents a summary of PSU activity as of December 31, 2025 and the changes during the year ended December 31, 2025:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	128	$16.24
Granted	524	2.89
Forfeited	(330)	5.03
Unvested, end of period	322	$6.00
Stock Options
As of December 31, 2025, there was $2.1 million of unrecognized share-based compensation expense related to stock options, which the Company expects to be recognized over a weighted-average period of 0.4 years.
The stock options granted to employees during 2025 vest on the one-year anniversary of the date of grant. The Company will recognize compensation expense from the grant date through the expected vesting date.
The stock options granted to the Chief Executive Officer during 2024 vest upon the satisfaction of the following performance and market conditions: (i) commercial operations achieved by the Company’s first utility-scale power plant utilizing Oxy-Combustion Cycle technology, (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant utilizing Oxy-Combustion Cycle technology, and (iii) a closing share price above $30 per share for 60 consecutive trading days (or the equivalent when adjusted for any stock splits, reverse stock splits, and cumulative dividends paid per share until the vesting date). The Company will recognize compensation expense from the date the performance conditions become probable through the expected vesting date. As of December 31, 2025, the performance conditions are not

Audited Financial Statements of NET Power Inc. - Table of Contents
considered probable; therefore, no expense has been recognized related to these stock options.
The fair value of the Company’s stock option grants were estimated utilizing the following assumptions and range of assumptions using the Black-Scholes Merton model for the years below:

	2025	2024
Weighted average expected life	3 years	3.35 years
Risk-free interest rates	3.58% - 3.87%	4.27%
Expected volatility	86.0% - 89.6%	80.0%
The following table presents a summary of stock option activity during the year ended December 31, 2025:

In thousands, except per share data	Quantity	Weighted-Average Exercise Price Per Share
Unvested, beginning of period	2,460	$11.30
Granted	4,172	2.14
Forfeited	(141)	2.13
Unvested, end of period	6,491	$5.62
The aggregate intrinsic value and weighted average remaining contractual term for stock options outstanding at December 31, 2025 was $0.6 million and 5.88 years. There were no stock options exercisable at December 31, 2025.
Restricted Stock Units
As of December 31, 2025, there was $4.9 million of unrecognized share-based compensation expense related to unvested restricted stock units (“RSUs”), which the Company expects to recognize over a weighted-average period of 1.6 years.
Generally, RSUs granted to employees and the majority of executives either cliff-vest on the three-year anniversary of the date of grant or vest ratably on each anniversary of the date of grant over a three-year period. Annual awards granted to independent directors cliff-vest on the first anniversary of each award’s grant date.
Certain RSUs awarded to certain legacy employees as permitted by the Business Combination Agreement (the “Make-Whole Awards”) vest upon: (i) commercial operations achieved by the Company’s first utility-scale power plant utilizing Oxy-Combustion Cycle technology, and (ii) a fully-executed license agreement and final investment decision achieved for another utility-scale power plant utilizing Oxy-Combustion Cycle technology. The awards expire ten years from the grant date. The Company will record compensation expense related to the Make-Whole Awards from the date the performance conditions are considered probable through the expected vesting dates. As of December 31, 2025, there were 1,257,467 shares unvested and outstanding. The performance conditions are not considered probable as of December 31, 2025, therefore, no compensation cost has been recognized related to the Make-Whole Awards.

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table presents a summary of RSU activity during the year ended December 31, 2025:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	2,132	$11.54
Granted	2,114	2.58
Vested	(383)	8.04
Forfeited	(387)	3.51
Unvested, end of period	3,476	$7.35
The total fair value of RSUs vested during the year ended December 31, 2025 was $3.1 million.
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
The following table sets forth the computation of the Company’s basic and diluted loss per share for the following periods:

	Year Ended December 31,
In thousands, except per share data	2025	2024
Numerator
Net loss after income tax	$(1,673,427)	$(164,644)
Net loss attributable to NET Power Inc.	$(578,628)	$(49,191)
Denominator
Weighted-average number shares outstanding, basic and diluted	78,822	73,397
Loss per share attributable to shareholders, basic and diluted	$(7.34)	$(0.67)
Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the year ended December 31, 2025 and 2024.

Audited Financial Statements of NET Power Inc. - Table of Contents
Based on the amounts outstanding at December 31, 2025 and 2024, the Company excluded the following financial instruments from the computation of diluted loss per share because their inclusion would be anti-dilutive:

In thousands	December 31,
Anti-Dilutive Instruments	2025	2024
Public Warrants	8,621	8,621
Private Placement Warrants	10,900	10,900
Earnout Shares	329	329
BHES Bonus Shares	—	2,068
Unvested Class A OpCo Units	—	242
Vested Class A OpCo Units	139,921	141,470
Unvested RSUs	2,219	874
Unvested PSUs	322	128
Make-Whole Awards	1,257	1,257
Stock Options	6,490	2,460
Total	170,059	168,349

NOTE 12 — Income Taxes
The following table presents the components of the Company’s net loss before income tax:

	Year Ended December 31,
$ in thousands	2025	2024
United States	$(1,677,718)	$(175,032)
Foreign	(14)	(192)
Total net loss before income tax	$(1,677,732)	$(175,224)
The following table presents the components of the Company’s current and deferred income taxes:

	Year Ended December 31,
$ in thousands	2025	2024
Federal
Deferred tax benefit	$4,306	$10,491
Total federal	4,306	10,491

State and local
Current tax expense	(1)	—
Deferred tax benefit	—	89
Total state and local	(1)	89
Total	$4,305	$10,580

Audited Financial Statements of NET Power Inc. - Table of Contents
The following table presents the Company’s effective income tax rate:

	Year Ended December 31,
	2025	2024
U.S. federal statutory rate	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	—%	0.1%
Non-controlling interests	(13.7)%	(13.8)%
Valuation allowance	(8.2)%	—%
Warrants	0.9%	(3.0)%
R&D Credit	0.1%	0.5%
Other	0.2%	1.2%
Effective tax rate	0.3%	6.0%
The following table presents the effects of temporary differences arising from deferred income taxes:

	December 31,
$ in thousands	2025	2024
Deferred tax assets
Federal net operating losses	$12,896	$4,808
State net operating losses	1,324	551
Investment in OpCo	104,724	10,816
R&D credit carryforward	2,032	1,308
Warrants	4,429	—
Other	80	74
Deferred tax assets, gross	125,485	17,557
Valuation allowance	(125,485)	(11,293)
Deferred tax assets, net	—	6,264

Deferred tax liabilities
Warrants	—	(10,570)
Deferred tax liabilities, gross	—	(10,570)

Deferred tax liabilities, net	$—	$(4,306)

As of December 31, 2025, the Company recorded a deferred tax asset of $125.5 million, which was offset by a valuation allowance of $125.5 million. The change in the valuation allowance of $114.2 million for the year ended December 31, 2025 is primarily due to the change in the balance of the deferred tax asset attributable to Net Power Inc.’s investment in OpCo. The Company considered sources of income and determined that the deferred tax assets in the amount of $125.5 million and $11.3 million were not more-likely-than-not to be realized as of December 31, 2025 and 2024 and therefore established a valuation allowance as of the respective dates.
As of December 31, 2025, the Company has federal, state, and foreign income tax net operating loss carryforwards of $61.4 million, $53.0 million, and $0.2 million. The Company recorded a $12.9 million deferred tax asset for the federal net operating loss, a $1.3 million deferred tax asset for state net operating loss, and a $0.1 million deferred tax asset for foreign net operating loss, which were all offset by a valuation allowance based on the determination that these losses are not more-likely-than-not to be realized. Federal net operating losses are carried forward indefinitely and state and foreign net operating loss carryforwards will

Audited Financial Statements of NET Power Inc. - Table of Contents
begin to expire in 2043. The Company also recognized $2.0 million of R&D credit carryforward which will begin to expire in 2043 and is offset by a valuation allowance.
As of December 31, 2025, the Company recorded no unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate. The measurement of unrecognized tax benefits is not expected to significantly change during the twelve months following the date of the consolidated balance sheets. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to comply with applicable accounting guidance.
The Company and its subsidiaries file U.S. federal income tax returns as well as tax returns in various state jurisdictions. OpCo files U.S. federal and state tax returns. Generally, tax years between 2020 and 2023 remain open to examination by the tax authorities in these jurisdictions.
Although the outcomes of tax examination are uncertain, management believes that adequate provisions for income taxes have been made. If outcomes differ materially from management’s estimates, those outcomes could have a material impact on the Company’s financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.
On July 4, 2025, the OBBBA was enacted in the U.S, which includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have evaluated the OBBBA and determined that there were no material impacts to our consolidated financial statements.
Tax Receivable Agreement
In March 2025, due to the Company’s decision to pause new purchase commitments for Project Permian’s long-lead equipment and commencement of a value engineering exercise to determine project cost reductions and better understand Project Permian’s expected economic feasibility, the Company determined it was not more likely than not that its deferred tax assets subject to the Tax Receivable Agreement would be realized and therefore reduced the TRA liability to zero as payments under the TRA were not considered probable. Accordingly, in March 2025, the Company recognized a $21.3 million reduction in the Tax Receivable Agreement liability, which is recorded in Change in Tax Receivable Agreement liability in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
On May 12, 2025, pursuant to its rights under the TRA, the Company delivered to the agent of the TRA holders notice of the Company’s intent to terminate the TRA (the “Early Termination Notice”). No early termination payment was payable to any TRA holder. The Early Termination Notice became final and binding on June 12, 2025.

Audited Financial Statements of NET Power Inc. - Table of Contents
NOTE 13 — Related Party Transactions
The following table summarizes the related party transactions included in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
$ in thousands	2025	2024
Master services agreement administrative costs	$126	$119
General and administrative	$126	$119

Master services agreement costs for the La Porte Demonstration Facility	$2,519	$1,585
BHES JDA	73,986	—
Research and development	$76,505	$1,585

BHES Limited Notice to Proceed, including contract cancellation costs	45,593	—
Other	44	—
Project development	$45,637	$—
The Company had $37.3 million and $0.3 million in current liabilities payable to related parties as of December 31, 2025 and December 31, 2024, respectively, on the consolidated balance sheets related to the following services. These related party payables are unsecured and are due on demand.
BHES was not a related party as of and during the year ended December 31, 2024. As a result of the equity issuances under the BHES JDA, BHES’s ownership interest in the Company exceeded 5% in the first quarter of 2025 and therefore, became a related party. For the year ended December 31, 2024, the Company incurred $47.6 million of expense under the BHES JDA and as of December 31, 2025, the Company had $6.2 million due to BHES under the BHES JDA.
Master Services Agreements
A significant shareholder provides the Company with patent administration services related to the development of the Oxy-Combustion Cycle technology. These totals are included in General and administrative on the consolidated statements of operations and comprehensive loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the La Porte Demonstration Facility. These totals are reflected in Research and development on the consolidated statements of operations and comprehensive loss.
BHES JDA
On February 3, 2022, the Company entered into the Original JDA, which was subsequently amended and restated on June 30, 2022 and December 13, 2022 with BHES to invest in, develop, and deploy the Oxy-Combustion Cycle technology in collaboration with the Company (as amended and restated, the “BHES JDA”). The BHES JDA is settled in cash and issuances of equity in exchange for services related to the development and commercialization of the Oxy-Combustion Cycle technology. The Company records the expense for services provided by BHES within Research and development on the consolidated statements of operations and comprehensive loss.
The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional paid-in capital on the consolidated balance sheets and the consolidated statement of shareholders' equity and mezzanine shareholders' equity. The following table displays

Audited Financial Statements of NET Power Inc. - Table of Contents
the expense recognized in the consolidated statement of comprehensive income for shares distributed as payment for services rendered under the terms of the BHES JDA during the periods described below:

	Quantity		Expense Recognized
	Year Ended December 31,		Year Ended December 31,
in thousands	2025	2024	2025	2024
Class A OpCo Units	5,686	3,798	$37,585	$25,103
Class B Common Stock	5,686	3,798	—	—
Total			$37,585	$25,103
Shares issued as payment under the terms of the BHES JDA are issued at a discount expected to cause a total loss of approximately $17.5 million to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $15.0 million related to such issuances. Additionally, if the volume-weighted average price of the Company’s stock for ten consecutive trading days (“10-Day VWAP”) immediately preceding the payment date for services under the BHES JDA is less than $4.00 per share (the “Floor Price”), an incremental cash payment is required for the difference between the 10-Day VWAP and the Floor Price (the “BHES JDA Make-Whole Payment”). As of December 31, 2025, the Company had $2.8 million in current liabilities payable to related parties on the consolidated balance sheets related to the BHES JDA Make-Whole Payment. For the year ended December 31, 2025, the Company incurred $7.4 million related to the BHES JDA Make-Whole Payment. For the year ended December 31, 2024, the Company had no such expenses related to the BHES JDA Make-Whole Payment.
In January 2026, the Company agreed to suspend development activities under the BHES JDA from the December 31, 2025 effective date through March 31, 2026 (subject to further extension upon agreement from both parties) (the “BHES JDA Suspension Agreement”) while Baker Hughes evaluates the proposed development and commercialization of industrial-scale Oxy-Combustion Cycle technology. During the suspension period, the Company and Baker Hughes will engage in negotiations regarding potential amendments to the BHES JDA. Under the terms of the BHES JDA Suspension Agreement, the Company is obligated to pay BHES any invoiced costs incurred in the fourth quarter of 2025 and any costs resulting or arising from the suspension, up to a $3.0 million cap.
Under the terms of the BHES JDA, BHES may earn additional shares (“BHES Bonus Shares”) if it meets certain targets related to the development of the Company’s Oxy-Combustion Cycle technology. In the fourth quarter of 2025, due to the Company’s broadened business scope to include power generation using natural gas turbines paired with PCC technology and the BHES JDA Suspension Agreement, the Company determined that it is no longer probable it will issue these shares to BHES. Accordingly, the Company reversed $3.3 million of share-based compensation expense related to the certain milestone share-based payments previously recognized subsequent to the Business Combination. Additionally, the Company recorded $1.3 million of accelerated expense related to the remaining unrecognized share-based compensation expense for shares issued to BHES at signing of the BHES JDA due to suspension of development under the BHES JDA.
BHES Limited Notice to Proceed
Pursuant to the terms of the BHES JDA Suspension Letter, the Company terminated the BHES LNTP and incurred $26.1 million in contract cancellation costs. Through December 31, 2025, the Company has incurred a total of $45.6 million under the BHES LNTP, as amended, related to contract cancellation costs and contractual milestone payments related to the purchase, by BHES, of long-lead materials necessary for the procurement and manufacture of turboexpander and related key process equipment and machinery for SN1.
BHES Equipment Purchases
On August 14, 2025, the Company committed to purchase a lube oil system from BHES for the La Porte Demonstration Facility for $1.6 million. As of December 31, 2025, the Company incurred $0.2 million related

Audited Financial Statements of NET Power Inc. - Table of Contents
to this commitment and pursuant to the terms of the BHES JDA Suspension Letter, the Company terminated the lube oil system purchase from BHES for no additional cost.
NOTE 14 — Commitments and Contingencies

Litigation

From time to time, the Company is party to certain legal actions and claims. Other than any such ordinary routine litigation incidental to the business and except as described below, the Company is not currently a party to, nor is its property currently subject to, any material legal proceedings, and the Company is not aware of any such proceedings contemplated by governmental authorities.
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
On May 29, 2025, an alleged stockholder of the Company filed a derivative suit on behalf of the Company against the Company’s Chief Executive Officer, President and Interim Chief Financial Officer, its former Chief Financial Officer, its former President and Chief Operating Officer and its board of directors in the United States District Court for the Middle District of North Carolina, asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws (the “Derivative Complaint”). These claims are predicated on the same allegedly false and misleading statements regarding the time and capital needed to complete Project Permian that are the subject of the Complaint outlined above.
The Company intends to vigorously defend against the claims brought in both matters. In light of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time the Company is unable to estimate a reasonably possible financial loss or range of financial loss, if any, that it may incur to resolve or settle these matters.
Asset Retirement Obligation
Under the terms of the lease for the La Porte Demonstration Facility, the Company is required to remove the La Porte Demonstration Facility and restore the land to post-clearing grade level. During 2024, the Company revised the estimate of its asset retirement obligation as a result of additional construction at the La Porte Demonstration Facility. The following table reconciles the beginning and ending balances of the asset retirement obligation as of the dates presented:

	December 31,	December 31,
$ in thousands	2025	2024
Asset retirement obligation, beginning of period	$3,265	$2,060
Revision of estimate	—	996
Accretion expense	332	209
Asset retirement obligation, end of period	$3,597	$3,265

Audited Financial Statements of NET Power Inc. - Table of Contents
Unconditional Purchase Obligations
The Company has committed to purchase industrial components for installation at its La Porte Demonstration Facility and its first commercial power plant. The Company pays for these components in installments aligned to contractual milestones. In accordance with ASC Topic 440, Commitments, the Company does not recognize these commitments on the consolidated balance sheets.
As of December 31, 2025, the Company had $16.0 million of remaining purchase obligations related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock, plus any incremental cash payments that may be owed for periods where the 10-Day VWAP is less than $4.00 per share in the 10 trading days preceding the date on which shares are to be issued to BHES. In addition, the Company had $63.6 million of additional remaining asset purchase obligations through 2026. Refer to Note 13 — Related Party Transactions for additional information related to the BHES JDA.