Form 10-Q
period 2026-03-31
NET Power Inc.
filed 2026-05-11
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 88,383,801 shares of Class A Common Stock and 136,377,880 shares of Class B Common Stock as of May 7, 2026.

Certain Defined Terms
For the definitions of certain defined terms used throughout this Quarterly Report on Form 10-Q (this “Report”), please refer to the section entitled “Certain Defined Terms” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).

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

The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively; (iii) the capital-intensive nature of the Company’s business model, which will likely require the Company to raise additional capital in the future; (iv) barriers the Company may face in its attempts to deploy its power plants and its ability to successfully develop its power plants; (v) the Company’s ability to successfully negotiate and enter into a definitive agreement with Entropy, Inc. (“Entropy”) to exclusively license its post-combustion carbon capture (“PCC”) technology; (vi) the Company’s ability to successfully develop a modular, standardized clean gas power plant product incorporating Entropy’s PCC technology; (vii) the proper functioning of the complex machinery the Company relies on for its operations and development; (viii) the Company’s ability to adequately control or accurately predict the costs associated with its projects; (ix) risks related to the Company’s strategic decision to broaden the scope of its business; (x) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (xi) the ability of the Company to integrate other energy technologies in its projects; (xii) the Company’s ability to establish and maintain supply relationships and the impact of any supply chain disruptions; (xiii) the Company’s reliance on the licensing of third party technology for its projects; (xiv) risks related to strategic investors and partners; (xv) the Company’s ability to successfully commercialize its operations; (xvi) the availability and cost of technological components and raw materials for its projects; (xvii) the impact of potential delays in discovering manufacturing and construction issues; (xviii) the ability of the Company’s commercial plants to efficiently provide net power output; (xix) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xx) any political or other disruptions in gas producing nations, including the ongoing conflict in the Middle East; (xxi) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations; (xxii) current and potential litigation that has been and may be instituted against the Company; and (xxiii) other risks and uncertainties indicated in Part I, Item 1A of the Annual Report and other documents subsequently filed with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except par value

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$133,146	$199,430
Investments in securities, available-for-sale	174,867	138,462
Interest receivable	845	1,376
Prepaid expenses and other current assets	2,202	4,496
Total current assets	311,060	343,764
Long-term assets
Restricted cash	1,203	2,427
Investments in securities, available-for-sale	10,280	38,242
Intangible assets, net	179,058	181,572
Property, plant, and equipment, net	40,561	32,758
Operating lease right-of-use assets	514	551
Other long-term assets	146	387
Total assets	$542,822	$599,701

LIABILITIES, MEZZANINE SHAREHOLDERS' EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$346	$1,437
Accrued liabilities	4,438	7,565
Due to related parties	7,110	37,262
Operating lease liabilities, current portion	1,082	1,074
Finance lease liabilities, current portion	81	127
Total current liabilities	13,057	47,465
Warrant liability	5,816	10,850
Asset retirement obligation	3,685	3,597
Non-current operating lease liabilities	2,387	2,584
Total liabilities	24,945	64,496

Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited) (Continued)
In thousands, except par value

	March 31,	December 31,
	2026	2025
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	312,552	331,301

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Common Stock, $.0001 par value; 520,000 shares authorized; 88,044 shares issued and outstanding as of March 31, 2026 and 83,980 shares issued and outstanding as of December 31, 2025	9	8
Class B Common Stock, $.0001 par value; 310,000 shares authorized; 136,378 shares issued and outstanding as of March 31, 2026 and 138,730 shares issued and outstanding as of December 31, 2025	14	14
Additional paid-in capital	909,830	898,425
Accumulated other comprehensive loss	1	129
Accumulated deficit	(704,529)	(694,672)
Total shareholders' equity	205,325	203,904
Total liabilities, mezzanine shareholders' equity, and shareholders' equity	$542,822	$599,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except per share data

	Three Months Ended March 31,
	2026	2025
Operating expenses
General and administrative	$8,887	$8,691
Sales and marketing	1,187	1,187
Research and development	19,701	22,600
Project development	1,004	4,490
Impairment and other charges	—	415,897
Depreciation, amortization, and accretion	3,413	21,688
Total operating expenses	34,192	474,553

Operating loss	(34,192)	(474,553)

Other income
Interest income, net	3,345	5,880
Change in Earnout Shares liability and Warrant liability	5,034	74,165
Change in Tax Receivable Agreement liability	—	21,317
Other income	3	2
Net other income	8,382	101,364

Net loss before income tax	(25,810)	(373,189)
Income tax expense	—	(397)
Net loss after income tax	(25,810)	(373,586)
Net loss attributable to non-controlling interests	(15,953)	(254,236)
Net loss attributable to NET Power Inc.	$(9,857)	$(119,350)

Other comprehensive income
Unrealized gain (loss) on investments	(128)	16
Total other comprehensive income (loss)	(128)	16

Comprehensive loss	(25,938)	(373,570)
Comprehensive loss attributable to non-controlling interests	(15,953)	(254,226)
Comprehensive loss attributable to NET Power Inc.	$(9,985)	$(119,344)

Loss per share of Class A Common Stock, basic and diluted	$(0.12)	$(1.55)

Weighted average shares of Class A Common Stock, basic and diluted	85,382	76,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Shareholders' Equity and Mezzanine Shareholders' Equity (Unaudited)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	83,980	$8	138,730	$14	$898,425	$129	$(694,672)	$203,904	$331,301
Redemption of Class B Common Stock	3,872	1	(3,872)	—	—	—	—	1	—
Issuance of Class A Common Stock	65	—	—	—	160	—	—	160	—
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	—	—	—	—	8,600	—	—	8,600	(8,600)
Unrealized loss on investments	—	—	—	—	—	(128)	—	(128)	(207)
Share-based compensation	127	—	1,520	—	2,645	—	—	2,645	6,011
Net loss	—	—	—	—	—	—	(9,857)	(9,857)	(15,953)
Balance at March 31, 2026	88,044	$9	136,378	$14	$909,830	$1	$(704,529)	$205,325	$312,552

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	76,760	$8	139,691	$14	$771,594	$32	$(116,044)	$655,604	$1,506,584
Redemption of Class B Common Stock	300	—	(300)	—	—	—	—	—	—
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	—	—	—	—	1,503	—	—	1,503	(1,503)
Increase in Tax Receivable Agreement liability from qualifying exchanges	—	—	—	—	(343)	—	—	(343)	—
Unrealized gain on investments	—	—	—	—	—	6	—	6	10
Share-based compensation	3	—	1,175	—	1,199	—	—	1,199	9,053
Adjustment of redeemable non-controlling interest to book value	—	—	—	—	98,592	—	—	98,592	(98,592)
Net loss	—	—	—	—	—	—	(119,350)	(119,350)	(254,236)
Balance at March 31, 2025	77,063	$8	140,566	$14	$872,545	$38	$(235,394)	$637,211	$1,161,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss after income tax	$(25,810)	$(373,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	3,413	21,688
Impairment and other charges	—	415,897
Non-cash income	(937)	(646)
Deferred taxes	—	397
Change in fair value of Earnout Shares liability and Warrant liability	(5,034)	(74,165)
Change in Tax Receivable Agreement liability	—	(21,317)
Share-based compensation expense	8,841	10,196
Changes in operating assets and liabilities:
Interest receivable	563	(1,416)
Prepaid expenses and other current assets	2,294	(306)
Other long-term assets	241	(263)
Accounts payable	(1,091)	(2,243)
Accrued liabilities	(3,431)	2,442
Due to related parties	(30,152)	2,948
Net cash used in operating activities	(51,103)	(20,374)

Cash flows from investing activities:
Purchases of available-for-sale securities	(81,422)	(24,670)
Maturities of available-for-sale securities	73,400	25,350
Purchase of property, plant and equipment	(8,201)	(8,931)
Capitalized software	(109)	(513)
Net cash used in investing activities	(16,332)	(8,764)

Cash flows from financing activities:
Issuance of Class A Common Stock under share-based compensation plans	160	—
Payment of tax withholdings on vested share-based payment awards	(184)	—
Payments on finance lease obligations	(49)	(50)
Net cash used in financing activities	(73)	(50)

Net decrease in cash, cash equivalents, and restricted cash	(67,508)	(29,188)

Cash, cash equivalents, and restricted cash, beginning of period	201,857	331,676
Cash, cash equivalents, and restricted cash, end of period	$134,349	$302,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
In thousands

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$3	$9

Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$304	$254

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$133,146	$300,030
Restricted cash	1,203	2,458
Total cash, cash equivalents, and restricted cash	$134,349	$302,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Nature of Business and Basis of Presentation
Nature of Business
NET Power Inc. (“Net Power” or the “Company”) is an energy technology and project development company focused on delivering low-carbon gas power solutions. Founded in 2010, the Company’s mission is to transform natural gas into the lowest cost form of clean firm power.
Net Power is developing a modular, standardized clean gas power plant product incorporating Entropy’s post-combustion carbon capture (“PCC”) technology (the “Clean Gas Product”). The development of the first project under this strategy is underway and is expected to be located at our Project Permian site in West Texas. Project Permian is being designed to accommodate up to 1 GW of clean firm power generation capacity and will be developed in multiple phases.

Net Power's technology portfolio also includes the Oxy-Combustion Cycle, a patented oxy-combustion and supercritical CO2 power cycle that results in near-zero carbon dioxide emissions and eliminates criteria pollutants. Development of the Oxy-Combustion Cycle has been paused while the Company focuses resources on the Clean Gas Product; however, the Company retains its rights and assets related to this technology,
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information; however, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements for the year ended December 31, 2025 and include all adjustments, which consist of only normal and recurring adjustments, necessary for fair statement. Certain prior period financial information has been reclassified to conform to current period presentation.
The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026 (the “2025 Annual Report”).
NOTE 2 — Significant Accounting Policies
The Company’s significant accounting policies used to prepare these condensed consolidated financial statements, unless otherwise noted below, are consistent with those used for the fiscal year ended December 31, 2025. Accordingly, refer to Note 2 to the consolidated financial statements in the 2025 Annual Report for the Company’s significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates, judgments and assumptions. The estimates, judgments and assumptions made by the Company when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, long-lived asset impairment, warrants, and share-based compensation were reasonable based on information available at the time they were made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as amounts reported on the condensed consolidated statements of operations and comprehensive loss during the periods presented. To the extent there are differences between these estimates and actual results, the Company’s condensed consolidated financial statements may be materially affected.
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
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires companies to provide annually a tabular reconciliation of the reported income tax expense (or benefit) from continuing operations to the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate using specified categories and to disclose separately reconciling items within certain categories with absolute values equal to or greater than five percent of the product of the income (or loss) from continuing operations before tax and the applicable statutory tax rate. Additionally, ASU 2023-09 requires a public business entity to disclose the year-to-date amount of income taxes paid, net of refunds received, to federal, state, and foreign jurisdictions. If a payment to a single federal, state or foreign jurisdiction equals or exceeds five percent of total income taxes paid, ASU 2023-09 requires separate disclosure of that payment. Finally, ASU 2023-09 requires a public business entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions and to disclose income tax expense (or benefit) from continuing operations disaggregated between federal, state, and foreign jurisdictions. ASU 2023-09 removes the requirement to disclose the nature and estimate of the range of reasonably possible increases or decreases in the unrecognized tax benefits balance in the next 12 months, or to make a statement that an estimate of the range cannot be made. ASU 2023-09 is effective for the Company for calendar years beginning after December 15, 2025. Early adoption is permitted. The Company has evaluated the impact of adoption of ASU 2023-09 and does not expect any material impacts on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the consolidated statements of operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact of adoption of ASU 2024-03 to its expense disclosures.

NOTE 3 — Investments
The Company is currently invested in available-for-sale securities. The following tables present the Company’s available-for-sale investments included in the condensed consolidated balance sheets:

$ in thousands	March 31, 2026
Current assets	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$38,341	$34	$(6)	$38,369
Commercial paper	4,990	—	—	4,990
U.S. treasuries	131,441	73	(6)	131,508
Total	$174,772	$107	$(12)	$174,867

Long-term assets	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$5,346	$2	$(7)	$5,341
U.S. treasuries	4,930	9	—	4,939
Total	$10,276	$11	$(7)	$10,280

$ in thousands	December 31, 2025
Current assets	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$32,195	$57	$—	$32,252
Commercial paper	23,423	—	—	23,423
U.S. treasuries	82,618	169	—	82,787
Total	$138,236	$226	$—	$138,462

Long-term assets	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$25,724	137	—	$25,861
U.S. treasuries	12,311	$70	—	12,381
Total	$38,035	$207	$—	$38,242
The cost of securities sold, if any, is based on the specific-identification method. During the three months ended March 31, 2026 and 2025, there were no securities sold. There were no credit losses recognized during the three months ended March 31, 2026 and 2025. The Company established no allowances for credit losses as of March 31, 2026 and December 31, 2025. The Company’s long-term available-for-sale investments mature through June 2027.
NOTE 4 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the

Company utilized to determine the fair value:

		March 31,	December 31,
$ in thousands	Level	2026	2025
Assets
Available-for-sale investments	1	$185,147	$176,704
Total assets		$185,147	$176,704

Liabilities
Public Warrants	1	$2,328	$4,310
Private Placement Warrants	3	3,488	6,540
Earnout Shares	3	—	—
Total liabilities		$5,816	$10,850
The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
$ in thousands	2026	2025
Balance of recurring Level 3 liabilities at beginning of period	$6,540	$52,207
Change in Earnout Shares liability	—	(1,876)
Change in Private Placement Warrant liability	(3,052)	(43,927)
Balance of recurring Level 3 liabilities at end of period	$3,488	$6,404
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
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $1.56 as of March 31, 2026 with a strike price of $11.50 per share. The volatility assumption is based on the Company's own historical volatility and the implied volatility of the Public Warrants. For the valuation as of December 31, 2025, the volatility assumption was based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered a Level 3 fair value measurement.
The following table contains the key inputs used in the valuations of the Private Placement Warrants:

	March 31, 2026	December 31, 2025
Term (in years)	2.19	2.44
Volatility	111.0%	104.0%
Risk-free rate	3.7%	3.5%
Earnout Shares
The fair value of the Earnout Shares (as defined in Note 9 to the consolidated financial statements included in the 2025 Annual Report) is estimated using a Monte Carlo simulation. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company’s daily volume-weighted average share price. Historically, the volatility assumption was based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the historical volatility of the Company’s Class A common stock, and the implied volatility of the Public Warrants. For the valuation as of March 31, 2026, the volatility assumption is based on the Company’s own historical volatility, implied volatility on the Company’s own common stock options, and the implied volatility of the Public Warrants.
The following table contains the key inputs used in the valuations of the Earnout Shares:

	March 31, 2026	December 31, 2025
Term (in years)	0.19	0.44
Volatility	113.0%	105.0%
Risk-free rate	3.7%	3.6%
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
As of March 31, 2026 and December 31, 2025, the Company had no goodwill. In March 2025, the Company assessed its goodwill for impairment. Due to a change in the Company’s business plans in the first quarter of 2025, and related sustained decrease in the Company’s market capitalization, the Company concluded that it was more likely than not that the fair value of its goodwill was less than its carrying amount as of March 31, 2025. As a result, the Company fully impaired its goodwill and recognized an impairment of $359.8 million during the first quarter of 2025, which is included in Impairment and other charges on the condensed consolidated statements of operations and comprehensive loss.

Definite-Lived Intangible Assets
The following tables summarize the Company’s definite-lived intangible assets included in the condensed consolidated balance sheets:

	March 31,			December 31,
	2026			2025
$ in thousands	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$184,465	$(6,027)	$178,438	$184,465	$(3,469)	$180,996
Software(1)	698	(78)	620	613	(37)	576
Total definite-lived intangible assets	$185,163	$(6,105)	$179,058	$185,078	$(3,506)	$181,572
As discussed in Note 12 — Related Party Transactions, Baker Hughes continues to evaluate the proposed development and commercialization of industrial-scale Oxy-Combustion Cycle technology and engage in negotiations regarding potential amendments to the BHES JDA. The outcome of these negotiations related to the future development and commercialization of the industrial-scale Oxy-Combustion Cycle technology may adversely impact the recoverability of the carrying value of the Developed Technology Asset Group.
The following table presents the Company’s amortization expense for the following periods:

	Three Months Ended March 31,
$ in thousands	2026	2025
Amortization expense	$2,600	$16,873
The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter (in thousands):

Remaining 2026	$7,958
2027	10,563
2028	10,592
2029	10,480
2030	10,377
2031 and thereafter	129,088
Total	$179,058
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.

NOTE 6 — Property, Plant, and Equipment
The following table summarizes the key classifications of property, plant, and equipment included in the condensed consolidated balance sheets:

	March 31,	December 31,
$ in thousands	2026	2025
La Porte Demonstration Facility	$13,484	$13,484
Furniture and equipment	132	132
Assets acquired under finance lease	45	45
Construction-in-progress	28,590	20,062
Total property, plant, and equipment, gross	42,251	33,723
Accumulated depreciation and amortization (1)	(1,690)	(965)
Total property, plant, and equipment, net	$40,561	$32,758
During the first quarter of 2025, as a result of the management’s assessment of the probability of the construction of the Oxy-Combustion Cycle (“SN1”) due to the factors discussed above, $56.1 million of costs previously included in Construction-in-progress were expensed. This amount is included in impairment and other charges in the condensed consolidated statements of operations and comprehensive loss.
Refer to Note 5 — Goodwill and Intangible Assets for discussion of impairments of the Developed Technology Asset Group recognized during the three months ended March 31, 2025.
The following table presents the Company’s depreciation and amortization expense for the following periods:

	Three Months Ended March 31,
$ in thousands	2026	2025
Depreciation and amortization expense	$725	$4,735
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.
NOTE 7 — Accrued Liabilities
Accrued liabilities in the condensed consolidated balance sheets consist of the following:

	March 31,	December 31,
$ in thousands	2026	2025
Severance costs	$1,315	$—
Professional fees	887	1,617
Incentive compensation	643	3,347
Capital expenditures	714	410
Franchise tax	259	546
Accrued project expenses	61	460
Other accrued liabilities	559	1,185
Total accrued liabilities	$4,438	$7,565

NOTE 8 — Redeemable Non-Controlling Interests in Subsidiary
The following table presents the Company and the non-controlling interest (“NCI”) ownership percentage of the membership interests in OpCo as of the following periods:

	March 31,	December 31,
	2026	2025
Non-controlling interest holders	60.7%	62.2%
NET Power Inc.	39.3%	37.8%
The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value. As of March 31, 2026 and December 31, 2025, the Company measured redeemable NCI at book value. The adjustment to record redeemable NCI at book or redemption value is recorded through Additional paid-in capital on the condensed consolidated statement of shareholders' equity and mezzanine shareholders' equity.
OpCo’s net loss before income tax was attributed to redeemable NCI holders at 61.8% for the three months ended March 31, 2026. OpCo’s net loss before income tax was attributed to redeemable NCI holders at 64.4% for the three months ended March 31, 2025.
NOTE 9 — Share-Based Compensation
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
The following table presents the aggregate share-based compensation expense, net of forfeitures, for the following periods:

	Three Months Ended March 31,
$ in thousands	2026	2025
Share-based compensation expense	$8,841	$10,196
During the three months ended March 31, 2026, the Company modified certain unvested restricted stock units and unvested stock options to accelerate vesting in connection with employee terminations, which would have otherwise been forfeited upon separation (refer to Note 13 — One-time Employee Termination Costs). The Company determined the acceleration of the unvested awards constituted a Type III modification, as defined in ASC Topic 718, Share-Based Payments (“ASC 718”), as the expectation of the awards vesting changed from improbable to probable, resulting in a new measurement of compensation expense. During the three months ended March 31, 2026, the Company recognized additional share-based compensation expense of $1.2 million related to the accelerated vesting of awards as a result of employee terminations.
Restricted Stock Units
As of March 31, 2026, there was $2.8 million of unrecognized share-based compensation expense related to unvested restricted stock units (“RSUs”), which the Company expects to recognize over a weighted-average period of 1.4 years.

The following table presents a summary of RSU activity during the three months ended March 31, 2026:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	3,476	$7.35
Vested	(206)	4.03
Forfeited	(167)	2.96
Unvested, end of period	3,103	$7.81
Performance Stock Units
As of March 31, 2026, there was $0.3 million of unrecognized share-based compensation expense related to unvested performance stock units (“PSUs”), which the Company expects to be recognized over a weighted-average period of 1.8 years.
The following table presents a summary of PSU activity as of March 31, 2026 and the changes during the three months ended March 31, 2026:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	322	$6.00
Forfeited	(60)	4.72
Unvested, end of period	262	$6.29
Stock Options
As of March 31, 2026, there was $0.7 million of unrecognized share-based compensation expense related to stock options, which the Company expects to be recognized in the second quarter of 2026.
Refer to Note 12 — Related Party Transactions for information related to the BHES JDA.
NOTE 10 — Loss per Share
Basic loss per share attributable to shareholders is calculated by dividing net loss attributable to shareholders by the weighted-average number of shares outstanding during the period. Diluted loss per share attributable to shareholders includes the effect of potentially dilutive common shares outstanding.
The following table sets forth the computation of the Company’s basic and diluted loss per share for the following periods:

	Three Months Ended March 31,
In thousands, except per share data	2026	2025
Numerator
Net loss after income tax	$(25,810)	$(373,586)
Net loss attributable to NET Power Inc.	$(9,857)	$(119,350)
Denominator
Weighted-average number shares outstanding, basic and diluted	85,382	76,997
Loss per share attributable to shareholders, basic and diluted	$(0.12)	$(1.55)

Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the three months ended March 31, 2026 and 2025.
Based on the amounts outstanding at March 31, 2026 and 2025, the Company excluded the following financial instruments from the computation of diluted loss per share because their inclusion would be anti-dilutive:

In thousands	March 31,
Anti-Dilutive Instruments	2026	2025
Public Warrants	8,621	8,621
Private Placement Warrants	10,900	10,900
Earnout Shares	329	329
BHES Bonus Shares	—	2,068
Unvested Class A OpCo Units	—	242
Vested Class A OpCo Units	136,958	141,243
Unvested RSUs	1,846	875
Unvested PSUs	262	128
Make-Whole Awards	1,257	1,257
Stock Options	6,491	2,460
Total	166,664	168,123

NOTE 11 — Income Taxes
The Company did not recognize any income tax expense or benefit for the three months ended March 31, 2026, resulting in an effective tax rate (“ETR”) of 0%, compared to a deferred income tax expense of $0.4 million and an ETR of 1.8% for the three months ended March 31, 2025.
The 0% ETR for the current quarter reflects the Company’s net loss position, for which a full valuation allowance has been established against deferred tax assets, as the Company has determined it is more likely than not that such assets will not be realized. Accordingly, no tax benefit has been recognized on current-period losses.
The decrease in the ETR compared to the prior year period is primarily attributable to the establishment of a full valuation allowance on deferred tax assets after the Company moved out of a deferred tax liability and into an overall deferred tax asset position due to non-deductible book impairments during 2025.
Tax Receivable Agreement
In March 2025, due to the Company’s decision to pause new purchase commitments for Project Permian’s long-lead equipment and commencement of a value engineering exercise to determine project cost reductions and better understand Project Permian’s expected economic feasibility, the Company determined it was not more likely than not that its deferred tax assets subject to the Tax Receivable Agreement (“TRA”) would be realized and therefore reduced the TRA liability to zero as payments under the TRA were not considered probable. Accordingly, in March 2025, the Company recognized a $21.3 million reduction in the Tax Receivable Agreement liability, which is recorded in Change in Tax Receivable Agreement liability in the condensed consolidated statements of operations for the three months ended March 31, 2025.
On May 12, 2025, pursuant to its rights under the TRA, the Company delivered to the agent of the TRA holders notice of the Company’s intent to terminate the TRA (the “Early Termination Notice”). No early termination payment was payable to any TRA holder. The Early Termination Notice became final and binding on June 12, 2025.

NOTE 12 — Related Party Transactions
The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
$ in thousands	2026	2025
Master services agreement administrative costs	$28	$27
General and administrative	$28	$27

Master services agreement costs for the La Porte Demonstration Facility	$248	$708
BHES JDA	13,007	17,827
Research and development	$13,255	$18,535

BHES Limited Notice to Proceed	$—	$22,007
Project development	$—	$22,007
The Company had $7.1 million and $37.3 million in current liabilities payable to related parties as of March 31, 2026 and December 31, 2025, respectively, on the condensed consolidated balance sheets related to the following services. These related party payables are unsecured and are due on demand.
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
In January 2026, the Company agreed to suspend development activities under the BHES JDA from the December 31, 2025 effective date through March 31, 2026 (the “BHES JDA Suspension Agreement”). Subsequently in March 2026, BHES requested a 60-day extension of the BHES JDA Suspension Agreement while it continues to evaluate the proposed development and commercialization of industrial-scale Oxy-Combustion Cycle technology. In April 2026, the Company agreed to extend the BHES JDA Suspension Agreement through May 30, 2026 (the “BHES JDA Variation Agreement No. 1”). During the suspension period, the Company and BHES will engage in negotiations regarding potential amendments to the BHES JDA. Under the terms of the BHES JDA Suspension Agreement, the Company is obligated to pay BHES any invoiced costs incurred in the fourth quarter of 2025 and any costs resulting or arising from the suspension, up to a $3.0 million cap.

The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within Additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statement of shareholders' equity and mezzanine shareholders' equity. The following table displays the expense recognized in the consolidated statement of comprehensive income for shares distributed as payment for services rendered under the terms of the BHES JDA during the periods described below:

	Quantity		Expense Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
in thousands	2026	2025	2026	2025
Class A OpCo Units	909	1,248	$6,011	$8,247
Class B Common Stock	909	1,248	—	—
Total			$6,011	$8,247
Shares issued as payment under the terms of the BHES JDA are issued at a discount expected to cause a total loss of approximately $17.5 million to the Company over the term of the agreement. The Company has incurred inception-to-date losses of $16.2 million related to such issuances.
During the three months ended March 31, 2026, the Company incurred $9.6 million related to reimbursement of costs incurred by BHES to terminate certain third-party supplier and subcontractor purchase orders entered into by BHES in furtherance of the BHES JDA scope.
If the volume-weighted average price of the Company’s stock for ten consecutive trading days (“10-Day VWAP”) immediately preceding the payment date for services under the BHES JDA is less than $4.00 per share (the “Floor Price”), an incremental cash payment is required for the difference between the 10-Day VWAP and the Floor Price (the “BHES JDA Make-Whole Payment”). As of March 31, 2026 and December 31, 2025, the Company had $2.2 million and $2.8 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment. For the three months ended March 31, 2026 and 2025, the Company incurred $2.2 million and $2.5 million, respectively, related to the BHES JDA Make-Whole Payment.
NOTE 13 — One-time Employee Termination Costs
During the three months ended March 31, 2026, the Company recognized $4.6 million of employee termination costs related to workforce reductions, including $3.4 million of severance costs and $1.2 million of accelerated share-based compensation expense. These costs are included in general and administrative, research and development, and sales and marketing expenses in the condensed consolidated statements of operations, totaling $2.9 million, $1.2 million, and $0.5 million, respectively. The Company expects to recognize $0.2 million in additional employee termination costs related to accelerated share-based compensation in the second quarter of 2026.
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
On May 29, 2025, an alleged stockholder of the Company filed a derivative suit on behalf of the Company against the Company’s Chief Executive Officer, President and Interim Chief Financial Officer, its former Chief Financial Officer, its former President and Chief Operating Officer and its board of directors in the United States District Court for the Middle District of North Carolina, asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws. These claims are predicated on the same allegedly false and misleading statements regarding the time and capital needed to complete Project Permian that are the subject of the Complaint outlined above.
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
Asset Retirement Obligation
Under the terms of the lease for the La Porte Demonstration Facility, the Company is required to remove the La Porte Demonstration Facility and restore the land to post-clearing grade level. The following table reconciles the beginning and ending balances of the asset retirement obligation as of the dates presented:

	March 31,	December 31,
$ in thousands	2026	2025
Asset retirement obligation, beginning of period	$3,597	$3,265
Accretion expense	88	332
Asset retirement obligation, end of period	$3,685	$3,597
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
As of March 31, 2026, the Company had $16.0 million of remaining purchase obligations related to the BHES JDA, which is expected to be settled 50% in cash and 50% in common stock, plus any incremental cash payments that may be owed for periods where the 10-Day VWAP is less than $4.00 per share in the 10 trading days preceding the date on which shares are to be issued to BHES. Refer to Note 12 — Related Party Transactions for additional information related to the BHES JDA.
In addition, the Company had $55.8 million of additional remaining asset purchase obligations through 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the forepart of this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), as filed with the SEC on March 9, 2026.
The following MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part 1, Item 1 in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report.
Overview
We are an energy technology and project development company focused on delivering low-carbon gas power solutions. Historically, our sole business has been the development of a novel oxy-combustion power generation system designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions (the “Oxy-Combustion Cycle”). Recently, we have broadened the scope of our business to include the generation of power using natural gas turbines paired with post-combustion carbon capture (“PCC”) technology that we intend to license from Entropy, Inc. (“Entropy”).
Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to, our ability to license PCC technology from Entropy, potential supply chain issues, changes in tax policies and other incentives supporting carbon capture, our access to the capital needed to finance the development of our projects, and development of competing energy technologies sooner or at a lesser cost than our products. Supply chain issues related to the manufacturing and transportation of key equipment, including as a result of tariffs imposed by the U.S. or other countries or other trade barriers, measures, or conflicts, including the ongoing conflicts in the Middle East, may lead to a delay in our commercialization efforts, which could impact our results of operations, financial condition and prospects. Also, currency fluctuations, inflation, and tariffs and other trade barriers, measures or conflicts may significantly increase freight charges, raw material costs and other expenses associated with our business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.
Commencing Commercial Operations
Net Power is progressing its first clean firm power hub at the Project Permian site in West Texas. The project is being sized to accommodate up to one gigawatt of clean firm power generation capacity. We intend for Phase I of the project to utilize readily available gas turbines paired with Entropy’s PCC technology. On November 12, 2025, we entered into an agreement to purchase two modular gas turbine generator sets with nominal gross power of approximately 30 megawatts each for use at Project Permian. Final investment decision (“FID”) for Phase I is expected in the second half of 2026 with targeted commercial operations by early 2029, which would make it the first commercial clean gas power project in the United States.
Key Components of Results of Operations
We are a development stage company and our historical results may not be indicative of our future results, particularly considering the recent shift in the anticipated timing of our technology development of the Oxy-Combustion Cycle and the introduction of the clean gas power plant product incorporating Entropy’s post-combustion carbon capture technology (the “Clean Gas Product”). Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,		$ Change	% Change
$ in thousands	2026	2025
Operating expenses
General and administrative	$8,887	$8,691	196	2%
Sales and marketing	1,187	1,187	—	—%
Research and development	19,701	22,600	(2,899)	(13)%
Project development	1,004	4,490	(3,486)	(78)%
Impairment and other charges	—	415,897	(415,897)	(100.0)%
Depreciation, amortization, and accretion	3,413	21,688	(18,275)	(84)%
Total operating expenses	34,192	474,553
Operating loss	(34,192)	(474,553)
Other income
Interest income	3,345	5,880	(2,535)	(43)%
Change in Earnout Shares liability and Warrant liability	5,034	74,165	(69,131)	(93)%
Change in Tax Receivable Agreement liability	—	21,317	(21,317)	(100)%
Other income	3	2	1	50%
Net other income	8,382	101,364
Net loss before income tax	(25,810)	(373,189)
Income tax expense	—	(397)	397	(100)%
Net loss after income tax	(25,810)	(373,586)
Net loss attributable to non-controlling interests	(15,953)	(254,236)
Net loss attributable to NET Power Inc.	$(9,857)	$(119,350)

General and administrative

General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, information technology, and other consulting services. General and administrative expenses increased by $0.2 million, or 2%, for the three months ended March 31, 2026, as compared to the same period in 2025. During the first quarter of 2026, the Company terminated certain employees resulting in severance costs of $2.2 million and accelerated stock-based compensation of $0.7 million. In addition, there were lower professional fees related to legal costs and engineering consulting, partially offset by higher independent audit fees and recruiting costs.
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related and consultant costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses were generally consistent for the three months ended March 31, 2026, as compared to the same period in 2025. During the first quarter of 2026, the Company recognized $0.4 million in employee termination costs, partially offset by a $0.3 million decrease in salary and wages due to a reduction in headcount.
Research and development
Research and development (“R&D”) expenses consist primarily of labor expenses and fees paid to third parties working on and testing specific aspects of our technology, including testing at our La Porte Demonstration Facility and development activities under the BHES JDA. R&D expenses decreased by $2.9 million, or 13%, for the three months ended March 31, 2026, as compared to the same period in 2025. This decrease was primarily due to the Company suspending the development activities under the BHES JDA in December 2025 resulting in a decrease of $4.8 million. Additionally, plant expenses were lower due to the suspension of R&D at the La Porte Demonstration Facility in December 2025. This decrease was offset by higher engineering consulting costs of $2.2 million, primarily related to the development of the Clean Gas Product, and employee termination costs of $1.2 million.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses decreased by $3.5 million, or 78%, for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was due to the Company pausing all development work and related expenditures for our first utility-scale power plant utilizing the Oxy-Combustion Cycle (“SN1”) during the fourth quarter of 2025. The Company incurred $3.8 million of costs related to SN1 for the three months ended March 31, 2025.
Impairment and other charges
The Company fully impaired goodwill and recognized an impairment of $359.8 million during the three months ended March 31, 2025 due to a change in the Company’s business plan and related sustained decrease in the Company’s market capitalization. Additionally, the Company expensed costs of $56.1 million associated with the construction of SN1 as management initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long lead equipment releases.
Depreciation, amortization, and accretion
Depreciation, amortization and accretion expenses consist primarily of depreciation on our La Porte Demonstration Facility and amortization of intangible assets. Depreciation, amortization and accretion expense decreased by $18.3 million, or 84%, for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to lower depreciation and amortization rates as a result of the long-lived assets impairment recognized during the third quarter of 2025.
Interest income
Interest income decreased by $2.5 million, or 43%, for the three months ended March 31, 2026, as compared to the same period in 2025. Interest income decreased due to lower interest-bearing cash and investment balances and declines in interest rates.
Change in Earnout Shares liability and Warrant liability
The Change in Earnout Shares liability and Warrant liability relates to movements in fair value of earnout shares and warrants. The changes are primarily due to fluctuations in the market price of our Class A Common Stock and related volatility.
Income tax expense
The Company did not recognize any income tax expense or benefit for the three months ended March 31, 2026, compared to an income tax expense of $0.4 million for the same period in 2025. During the period ended

March 31, 2025, the Company moved out of a deferred tax liability and into an overall deferred tax asset position due to non-deductible book impairments. This deferred tax asset was offset by a valuation allowance. For the period ended March 31, 2026, the Company has maintained the deferred tax asset position which was fully offset by valuation allowance.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 61.8% of net loss before income tax for the three months ended March 31, 2026, as compared to 64.4% of net loss for the same period in 2025. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo units for Class A PubCo shares, partially offset by the additional issuance of Class A OpCo units under the BHES JDA.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, short-term investments and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising capital through the sale of equity. We may issue additional equity securities in the future. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative costs and costs to develop and procure the equipment necessary for our projects.
The following table summarizes our liquidity position:

	March 31,	December 31,
in thousands	2026	2025
Cash and cash equivalents	$133,146	$199,430
Available-for-sale securities	185,147	176,704
Total liquidity	$318,293	$376,134
The available-for-sale securities are comprised of investment grade, fixed income securities. Additionally, our current liabilities were $13.1 million at March 31, 2026.
We believe we have the ability to manage our operating costs such that our existing liquidity will be sufficient to fund our obligations for the next 12 months following the filing of this Report. We believe that our current sources of liquidity on hand should be sufficient to fund our general corporate operating expenses as we work to develop our products and projects, but certain costs are not reasonably estimable at this time and we may require additional funding. Specifically, we will require additional funding in order to successfully fund the projects we intend to develop.
Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Three Months Ended March 31,
in thousands	2026	2025
Net cash used in operating activities	$(51,103)	$(20,374)
Net cash used in investing activities	$(16,332)	$(8,764)
Net cash used in financing activities	$(73)	$(50)
Operating Activities
Cash used in operating activities increased $30.7 million for the three months ended March 31, 2026, as compared to the same period in 2025. Our net cash used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to payment of $26.1 million in contract cancellation costs resulting from the Company terminating the BHES LNTP during the fourth quarter of 2025. In addition, the Company suspended the development activities under the BHES JDA and suspended testing at our La Porte Demonstration Facility. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.
Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities increased $7.6 million as compared to the same period in 2025. Cash used in investing activities for the three months ended March 31, 2026 primarily reflects the investments in available-for-sale securities, along with capital expenditures related to Project Permian Phase I. Cash used in investing activities for the three months ended March 31, 2025 primarily reflects the initial investments in available-for-sale securities as well as capital expenditures related to SN1 and the La Porte Demonstration Facility during that period.
Financing Activities
Our cash used in financing activities was materially consistent for the three months ended March 31, 2026, as compared to the same period in 2025. Cash used in financing activities for the three months ended March 31, 2026 consists of finance lease obligation payments, income tax payments on vested share-based compensation awards, and issuance of Class A Common Stock.
Commitments and Contractual Obligations
Asset Retirement Obligation
We hold a lease for approximately 218,900 square feet of land under the La Porte Demonstration Facility. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the La Porte Demonstration Facility. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by us or by the lessor upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $3.7 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively.
Leases
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The Company also leases land in West Texas for Project Permian from a subsidiary of Occidental Petroleum. Additionally, the Company leases two office trailers at the La Porte Demonstration Facility, as well as a warehouse, in La Porte, Texas.
As of March 31, 2026, future minimum lease payments attributable to the Company’s operating and finance lease arrangements are approximately $4.1 million and $0.1 million, respectively.
Joint Development Agreement
As of March 31, 2026 and December 31, 2025, we have committed to funding a portion of the remaining development costs incurred under the BHES JDA through a combination of cash and equity. The BHES JDA’s total value is $140 million, which assumes a fixed price per share. As of March 31, 2026, we recognized approximately $62.0 million of inception-to-date cash expenses and approximately $62.0 million of inception-to-date share-based expenses related to the BHES JDA. In addition, the Company may be required to make additional cash payments to BHES during periods when the volume-weighted average price of our Class A Common Stock is less than $4.00 per share in the 10 trading days preceding applicable quarterly share issuances under the terms of the BHES JDA. As of March 31, 2026, the Company had $2.2 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment. For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $2.2 million and $2.5 million related to the BHES JDA Make-Whole Payments.

In January 2026, we agreed to suspend development activities under the BHES JDA from the December 31, 2025 effective date until March 31, 2026 (the “BHES JDA Suspension Agreement”) while Baker Hughes evaluates the proposed development and commercialization of industrial-scale plants utilizing Oxy-Combustion Cycle technology. Subsequently in March 2026, Baker Hughes requested a 60-day extension of the suspension while they continue to evaluate the proposed development and commercialization of industrial-scale Oxy-Combustion Cycle technology. Under the terms of the BHES JDA Suspension Agreement, we are obligated to pay any invoiced costs incurred in the fourth quarter of 2025 and any costs resulting or arising from the suspension, up to a $3.0 million cap. In April 2026, the Company agreed to extend the suspension period through May 30, 2026 (the “BHES JDA Variation Agreement No. 1”).
Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Purchase Commitments
As of March 31, 2026, we have committed to purchase certain components of industrial machinery for use at Project Permian Phase 1. The gross commitments totaled $79.6 million. As of March 31, 2026, there was $55.8 million remaining related to these commitments.
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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the Jumpstart our Business Startups Act of 2012 (the “Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies (“EGCs”) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-EGCs, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an EGC until December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering. As an EGC, we intend to continue to take advantage of the benefits of this extended transition period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 16, 2026, the Company issued 1,519,451 shares of Class B Common Stock and OpCo issued 1,519,451 Class A units to BHES as payment for costs incurred pursuant to the Amended and Restated JDA during the fourth quarter of 2025. The issuances by the Company and OpCo were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. These transactions did not involve any public offering, any underwriters, any underwriting discounts or commissions, or any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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

Dated: May 11, 2026                        NET Power Inc.

                                By:      /s/ Caleb C. Van Dolah
                                Name:     Caleb C. Van Dolah
                                Title:    Controller
(Authorized Officer and Principal
Accounting Officer)