Form 10-Q
period 2026-06-30
Net Power Inc.
filed 2026-08-13
CIK 1845437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-40503
NET Power Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1580612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11700 Katy Freeway Suite 700 Houston, Texas	77079
(Address of Principal Executive Offices)	(Zip Code)
(888) 323-6797
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	NPWR	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50	NPWR-WT	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 88,480,681 shares of Class A Common Stock and 136,377,880 shares of Class B Common Stock as of August 11, 2026.

Certain Defined Terms
For the definitions of certain defined terms used throughout this Quarterly Report on Form 10-Q (this “Report”), please refer to the section entitled “Certain Defined Terms” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).Capitalized terms used but not otherwise defined in this Report have the meanings assigned to them in the Annual Report. In addition, the following terms are used in this Report:
•“Entropy PCC Technology” means the proprietary solvent-based post-combustion carbon capture technology of Entropy Inc., which Entropy markets as its modular carbon capture and storage solution. On November 7, 2025, the Company and Entropy entered into a letter of intent, non-binding except for certain customary provisions, contemplating the negotiation of one or more definitive agreements under which the Company and Entropy would have jointly developed an application of Entropy PCC Technology for use in combined cycle gas turbine power plants, deployed Entropy PCC Technology on an exclusive basis for power generation applications in the United States, and jointly developed projects utilizing such developed technology. That letter of intent has expired by its terms and has not been replaced. The Company has not entered into a definitive agreement for the license of PCC technology, and either party may discontinue negotiations at any time. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•“Post-combustion carbon capture” or “PCC” means the capture of carbon dioxide from the flue gas of a combustion process, including through the use of chemical solvents.

Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “will likely result,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may relate to the anticipated demand for the Company’s products and services, the Company’s ability to license third-party technology, the development and financing of the Company’s power generation projects, the timing and configuration of project phases, grid interconnection, the Company’s business strategies, capital requirements, potential growth opportunities and expectations for future performance (financial or otherwise). Forward-looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.
The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include: (i) risks relating to the uncertainty of the projected financial information with respect to the Company and risks related to the Company’s ability to meet its projections; (ii) the Company’s ability to utilize its net operating loss and tax credit carryforwards effectively; (iii) the capital-intensive nature of the Company’s business model, which will likely require the Company to raise additional capital in the future; (iv) barriers the Company may face in its attempts to deploy its power plants and its ability to successfully develop its power plants; (v) the Company’s ability to negotiate and enter into one or more definitive commercial arrangements with Entropy Inc. or an alternative provider for the license and commercialization of the Entropy PCC Technology or any alternative PCC, and the terms of any such arrangements, including whether they provide for exclusivity; (vi) the Company’s ability to successfully develop and commercialize a modular, standardized natural gas power plant product designed to accommodate PCC technology, and the possibility that the Company’s projects are developed with natural gas generation in advance of, or without, carbon capture; (vii) the Company’s ability to negotiate and enter into binding power offtake agreements on acceptable terms and on a timeline that supports a final investment decision (“FID”) for Project Permian Phase I; (viii) risks related to grid interconnection, including the timing and outcome of the large-load interconnection processes of the Electric Reliability Council of Texas (“ERCOT”), and of any verification, audit, or other regulatory or legislative process applicable to data centers and other large loads in Texas; (ix) the availability, cost, and delivery timing of gas turbines and related equipment; (x) the impact of tariffs, trade barriers, export controls, and sanctions on equipment costs and supply timelines; (xi) the development of competing energy technologies, including battery storage, nuclear, and other generation resources, that could reduce demand for the Company’s products; (xii) changes in, or the elimination of, governmental incentives and tax credits supporting carbon capture, including the credit available under Section 45Q of the Internal Revenue Code (as amended), and restrictions on the value, transferability, and monetization of such credits, and the availability of arrangements for the sale, transportation, sequestration, or other disposition of captured CO₂; (xiii) the proper functioning of the complex machinery the Company relies on for its operations and development; (xiv) the Company’s ability to adequately control or accurately predict the costs associated with its projects; (xv) potential changes and/or delays in site selection and construction that result from regulatory, logistical, and financing challenges; (xvi) the ability of the Company to integrate other energy technologies in its projects; (xvii) the Company’s ability to establish and maintain supply relationships and the impact of any supply chain disruptions; (xviii) risks related to strategic investors and partners; (xix) the Company’s ability to successfully commercialize its operations; (xx) the availability and cost of technological components and raw materials for its projects; (xxi) the impact of potential delays in discovering manufacturing and construction issues; (xxii) the ability of the Company’s commercial plants to efficiently provide net power output; (xxiii) the impact of public perception of fossil fuel-derived energy on the Company’s business; (xxiv) any political or other disruptions in gas producing nations, including the ongoing conflicts in the Middle East; (xxv) risks relating to data privacy and cybersecurity, including the potential for cyberattacks or security incidents that could disrupt our or our service providers’ operations; (xxvi) current and potential litigation that has been and may be instituted against the Company, including the litigation referenced in Part II, Item 1 of this

Report; (xxvii) the Company’s ability to raise capital on acceptable terms, the dilutive effect of any equity or equity-linked issuance on existing stockholders, and limitations on the amount we may sell in primary offerings under an effective shelf registration statement for so long as the aggregate market value of our common equity held by non-affiliates remains below $75 million; (xxviii) the Company’s ability to satisfy the continued listing standards of the New York Stock Exchange, including the minimum average closing price requirement, and the risk that our securities could be suspended from trading and delisted; (xxix) the possibility that the Company commits substantial capital to power generation equipment before binding power offtake, site-control or financing arrangements are in place, and may not recover some or all of that capital; (xxx) the Company’s ability to obtain the additional land and development rights required for the contemplated co-located configuration and broader build-out at Project Permian; (xxxi) the Company’s ability to attract, retain, and motivate qualified personnel, and risks associated with workforce reductions; (xxxii) the Company's ability to realize any value from the Oxy-Combustion Cycle intellectual property, the La Porte Demonstration Facility, and related assets, which have been fully impaired and any recovery of which would depend on a sale or other disposition of all or part of those assets that may not be agreed or consummated, or on terms or timing that cannot be predicted, and the timing and cost of decommissioning the La Porte Demonstration Facility; and (xxxiii) other risks and uncertainties indicated in Part I, Item 1A of the Annual Report, Part II, Item 1A of this Report, and other documents subsequently filed with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited)
In thousands, except par value

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$117,933	$199,430
Investments in securities, available-for-sale	190,437	138,462
Interest receivable	870	1,376
Prepaid expenses and other current assets	3,669	4,496
Total current assets	312,909	343,764
Long-term assets
Restricted cash	1,206	2,427
Investments in securities, available-for-sale	—	38,242
Intangible assets, net	402	181,572
Property, plant, and equipment, net	23,392	32,758
Operating lease right-of-use assets	269	551
Other long-term assets	147	387
Total assets	$338,325	$599,701

LIABILITIES, MEZZANINE SHAREHOLDERS' EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$124	$1,437
Accrued liabilities	4,864	7,565
Due to related parties	6,976	37,262
Operating lease liabilities, current	1,091	1,074
Finance lease liabilities, current	33	127
Asset retirement obligation, current	4,490	—
Total current liabilities	17,578	47,465
Warrant liability	5,770	10,850
Non-current operating lease liabilities	2,180	2,584
Asset retirement obligation	—	3,597
Total liabilities	25,528	64,496

Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Balance Sheets (Unaudited) (Continued)
In thousands, except par value

	June 30,	December 31,
	2026	2025
Mezzanine shareholders' equity
Redeemable non-controlling interests in subsidiary	229,270	331,301

Shareholders' equity
Preferred Stock, $.0001 par value; 1,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $.0001 par value; 520,000 shares authorized; 88,448 shares issued and outstanding as of June 30, 2026 and 83,980 shares issued and outstanding as of December 31, 2025	9	8
Class B Common Stock, $.0001 par value; 310,000 shares authorized; 136,378 shares issued and outstanding as of June 30, 2026 and 138,730 shares issued and outstanding as of December 31, 2025	14	14
Additional paid-in capital	868,368	898,425
Accumulated other comprehensive (loss) income	(44)	129
Accumulated deficit	(784,820)	(694,672)
Total shareholders' equity	83,527	203,904
Total liabilities, mezzanine shareholders' equity, and shareholders' equity	$338,325	$599,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
In thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
General and administrative	$6,419	$13,578	$15,305	$22,270
Sales and marketing	1,017	1,492	2,204	2,679
Research and development	4,220	26,618	23,921	49,218
Project development	1,126	27,198	2,130	31,687
Impairment and other charges	193,708	—	193,708	415,897
Depreciation, amortization, and accretion	3,452	21,669	6,866	43,356
Total operating expenses	209,942	90,555	244,134	565,107

Operating loss	(209,942)	(90,555)	(244,134)	(565,107)

Other income
Interest income, net	2,963	5,466	6,307	11,345
Change in Earnout Shares liability and Warrant liability	46	1,415	5,080	75,580
Change in Tax Receivable Agreement liability	—	—	—	21,317
Other income	3	5	8	6
Net other income	3,012	6,886	11,395	108,248

Net loss before income tax	(206,930)	(83,669)	(232,739)	(456,859)
Income tax (expense) benefit	(2)	1,622	(2)	1,226
Net loss after income tax	(206,932)	(82,047)	(232,741)	(455,633)
Net loss attributable to non-controlling interests	(126,641)	(53,905)	(142,593)	(308,141)
Net loss attributable to NET Power Inc.	$(80,291)	$(28,142)	$(90,148)	$(147,492)

Other comprehensive income
Unrealized gain (loss) on investments	(44)	66	(173)	82
Total other comprehensive income (loss)	(44)	66	(173)	82

Comprehensive loss	(206,976)	(81,981)	(232,914)	(455,551)
Comprehensive loss attributable to non-controlling interests	(126,641)	(53,862)	(142,593)	(308,141)
Comprehensive loss attributable to NET Power Inc.	$(80,335)	$(28,119)	$(90,321)	$(147,410)

Loss per share of Class A Common Stock, basic and diluted	$(0.91)	$(0.36)	$(1.04)	$(1.91)

Weighted average shares of Class A Common Stock, basic and diluted	88,405	77,699	86,895	77,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Shareholders' Equity and Mezzanine Shareholders' Equity (Unaudited)
In thousands

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	83,980	$8	138,730	$14	$898,425	$129	$(694,672)	$203,904	$331,301
Redemption of Class B Common Stock	3,872	1	(3,872)	—	—	—	—	1	—
Issuance of Class A Common Stock	181	—	—	—	344	—	—	344	—
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	—	—	—	—	6,680	—	—	6,680	(6,680)
Unrealized loss on investments	—	—	—	—	—	(173)	—	(173)	(277)
Share-based compensation	415	—	1,520	—	4,427	—	—	4,427	6,011
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(41,508)	—	—	(41,508)	41,508
Net loss	—	—	—	—	—	—	(90,148)	(90,148)	(142,593)
Balance at June 30, 2026	88,448	$9	136,378	$14	$868,368	$(44)	$(784,820)	$83,527	$229,270

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-controlling Interests - Mezzanine Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	76,760	$8	139,691	$14	$771,594	$32	$(116,044)	$655,604	$1,506,584
Redemption of Class B Common Stock	773	—	(773)	—	—	—	—	—	—
Issuance of Class A Common Stock	65	—	—	—	141	—	—	141	—
Remeasurement adjustment to redeemable non-controlling interest resulting from ownership changes	—	—	—	—	5,210	—	—	5,210	(5,210)
Increase in Tax Receivable Agreement liability from qualifying exchanges	—	—	—	—	(343)	—	—	(343)	—
Unrealized gain on investments	—	—	—	—	—	29	—	29	53
Share-based compensation	281	—	2,422	—	4,459	—	—	4,459	19,585
Adjustment of redeemable non-controlling interest to book value	—	—	—	—	98,592	—	—	98,592	(98,592)
Net loss	—	—	—	—	—	—	(147,492)	(147,492)	(308,141)
Balance at June 30, 2025	77,879	$8	141,340	$14	$879,653	$61	$(263,536)	$616,200	$1,114,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss after income tax	$(232,741)	$(455,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	6,866	43,356
Impairment and other charges	193,708	415,897
Non-cash income	(2,086)	(1,025)
Deferred taxes	—	(1,227)
Change in fair value of Earnout Shares liability and Warrant liability	(5,080)	(75,580)
Change in Tax Receivable Agreement liability	—	(21,317)
Share-based compensation expense	10,817	24,103
Changes in operating assets and liabilities:
Interest receivable	742	2,896
Prepaid expenses and other current assets	827	(1,606)
Other long-term assets	240	(15)
Accounts payable	(1,313)	(2,047)
Accrued liabilities	(2,433)	4,302
Due to related parties	(30,286)	22,922
Net cash used in operating activities	(60,739)	(44,974)

Cash flows from investing activities:
Purchases of available-for-sale securities	(149,965)	(130,602)
Maturities of available-for-sale securities	137,325	43,350
Maturities of short-term investments	—	100,000
Purchase of property, plant and equipment	(8,994)	(12,023)
Capitalized software	(212)	(834)
Net cash used in investing activities	(21,846)	(109)

Cash flows from financing activities:
Issuance of Class A Common Stock under share-based compensation plans	344	—
Payment of tax withholdings on vested share-based payment awards	(378)	—
Payments on finance lease obligations	(99)	(99)
Net cash used in financing activities	(133)	(99)

Net decrease in cash, cash equivalents, and restricted cash	(82,718)	(45,182)

Cash, cash equivalents, and restricted cash, beginning of period	201,857	331,676
Cash, cash equivalents, and restricted cash, end of period	$119,139	$286,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
In thousands

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$5	$17
Cash paid for income taxes	2	—

Supplemental non-cash investing and financing activities:
Change in accruals for capital expenditures	$(268)	$(1,612)
Revision of estimated asset retirement obligation	714	—
Operating lease right-of use asset acquired	—	1,591

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$117,933	$284,024
Restricted cash	1,206	2,470
Total cash, cash equivalents, and restricted cash	$119,139	$286,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

NET Power Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — Nature of Business and Basis of Presentation
Nature of Business
NET Power Inc. (“Net Power” or the “Company”) is an energy technology and project development company focused on the development of natural gas power generation projects to meet growing demand for reliable power. The Company’s near-term development activities are focused on delivering natural gas power generation, with equipment designed to accommodate carbon capture in later phases.
The Company’s first project under this strategy is being developed at its Project Permian site in West Texas (“Project Permian”), the first phase of which is referred to as “Project Permian Phase I”. Project Permian is being designed to accommodate up to approximately 1 GW of power generation capacity, to be developed in multiple phases on land leased from a subsidiary of Occidental Petroleum. The Company’s existing leasehold supports the initial phase, and subsequent phases would require additional land rights that the Company has not yet obtained. Net Power has developed a reference design for a modular, standardized natural gas power plant product intended to accommodate PCC technology (the “Gas Power Product”, previously referred to as the “Clean Gas Product”). Development of the carbon capture elements of that product are in process and the Company remains in active negotiations to potentially deploy the Entropy PCC Technology for potential use in the Gas Power Product but has not entered into a definitive agreement with Entropy to deploy or license the Entropy PCC technology. The parties’ prior letter of intent has expired by its terms and has not been replaced. The configuration, generation capacity, carbon capture scope and timeline of each phase of the Company’s projects, including Project Permian Phase I, will depend on customer requirements, commercial arrangements, equipment availability, and financing, and each phase may include natural gas generation deployed in advance of, or without, carbon capture. The Company does not currently expect the initial phase of Project Permian to include carbon capture, and may evaluate carbon capture for later phases as supported by customer requirements, commercial arrangements, and financing.
Net Power’s technology portfolio also includes the Oxy-Combustion Cycle (also known as the Allam-Fetvedt cycle), a patented oxy-combustion and supercritical CO2 power generation system that was designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions. Development of the Oxy-Combustion Cycle has been indefinitely suspended, and the Company has no current plans to resume development. The Company retains the related intellectual property and its interests in the La Porte Demonstration Facility, which were fully impaired during the second quarter of 2026 and are carried at no value. Any future recovery of value would depend on a sale of all or part of those assets, as to which there can be no assurance. See Note 5 — Goodwill and Intangible Assets.
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
NOTE 3 — Investments
The Company is currently invested in available-for-sale securities. The following tables present the Company’s available-for-sale investments included in the condensed consolidated balance sheets:

$ in thousands	June 30, 2026
Current assets	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$35,296	$15	$(22)	$35,289
U.S. treasuries	155,156	17	(25)	155,148
Total	$190,452	$32	$(47)	$190,437

$ in thousands	December 31, 2025
Current assets	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$32,195	$57	$—	$32,252
Commercial paper	23,423	—	—	23,423
U.S. treasuries	82,618	169	—	82,787
Total	$138,236	$226	$—	$138,462

Long-term assets	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$25,724	137	—	$25,861
U.S. treasuries	12,311	$70	—	12,381
Total	$38,035	$207	$—	$38,242
The cost of securities sold, if any, is based on the specific-identification method. During the three and six months ended June 30, 2026 and 2025, there were no securities sold. There were no credit losses recognized during the three and six months ended June 30, 2026 and 2025. The Company had no allowances for credit losses as of June 30, 2026 and December 31, 2025.
NOTE 4 — Fair Value Measurements
The following table presents the assets and liabilities that the Company measures at fair value on a recurring basis included in the condensed consolidated balance sheets and indicates the level of the valuation inputs the

Company utilized to determine the fair value:

		June 30,	December 31,
$ in thousands	Level	2026	2025
Assets
Available-for-sale investments	1	$190,437	$176,704
Total assets		$190,437	$176,704

Liabilities
Public Warrants	1	$2,500	$4,310
Private Placement Warrants	3	3,270	6,540
Total liabilities		$5,770	$10,850
The following table contains a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Balance of recurring Level 3 liabilities at beginning of period	$3,488	$6,404	$6,540	$52,207
Change in Earnout Shares liability	—	(61)	—	(1,937)
Change in Private Placement Warrant liability	(218)	(1,526)	(3,270)	(45,453)
Balance of recurring Level 3 liabilities at end of period	$3,270	$4,817	$3,270	$4,817
Available-for-sale Securities
The fair value of the available-for-sale investments is classified as a Level 1 fair value measurement, because the investments are valued using the most recent quoted prices for identical assets in active markets.
Warrants
The Public Warrants are exercisable for 8,620,535 shares of Class A Common Stock at a price of $11.50 per share. The Company may redeem the Public Warrants for $0.01 if the last reported trading price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period. Additionally, the Public Warrants may be redeemed if the last reported trading price of the Company’s Class A Common Stock equals or exceeds $10.00 and is below $18.00 by paying a make-whole premium. The Public Warrants expire June 8, 2028. The Public Warrants are valued using their quoted and publicly available market prices. Since their fair value is predicated on quoted prices in an active market for identical instruments, the fair value of the Public Warrants is considered a Level 1 fair value measurement.
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
The Company uses a Black-Scholes Merton Model to value the Private Placement Warrants. Key inputs into the Black-Scholes Merton Model include the last Class A Common Stock closing price of $1.67 as of June 30, 2026 with a strike price of $11.50 per share. The volatility assumption is based on the Company's own historical volatility and the implied volatility of the Public Warrants. For the valuation as of December 31, 2025, the volatility assumption was based on a blended average of equity volatility of publicly traded companies within the Company’s peer group, the Company's own historical volatility, and the implied volatility of the Public Warrants. The fair value of the Private Placement Warrants is considered a Level 3 fair value measurement.
The following table contains the key inputs used in the valuations of the Private Placement Warrants:

	June 30, 2026	December 31, 2025
Term (in years)	1.94	2.44
Volatility	111.0%	104.0%
Risk-free rate	4.1%	3.5%
Earnout Shares
On June 8, 2026, the transfer restrictions on the Earnout Shares (as defined in Note 9 to the consolidated financial statements included in the 2025 Annual Report) expired. All previously restricted Earnout Shares became freely transferrable during the three months ended June 30, 2026.
NOTE 5 — Goodwill and Intangible Assets
Goodwill
Goodwill represented the future economic benefits derived from the Company’s unique market position, the growth attributable to the Oxy-Combustion Cycle technology, and the Company’s assembled workforce, none of which are individually and separately recognized as intangible assets. Goodwill was allocated to the Company’s sole reportable segment and reporting unit.
As of June 30, 2026 and December 31, 2025, the Company had no goodwill. In March 2025, the Company assessed its goodwill for impairment. Due to a change in the Company’s business plans in the first quarter of 2025, and the related sustained decrease in the Company’s market capitalization, the Company concluded that it was more likely than not that the fair value of its goodwill was less than its carrying amount as of March 31, 2025. As a result, the Company fully impaired its goodwill and recognized an impairment of $359.8 million during the first quarter of 2025, which is included in impairment and other charges on the condensed consolidated statements of operations and comprehensive loss.
Definite-Lived Intangible Assets
The following tables summarize the Company’s definite-lived intangible assets included in the condensed consolidated balance sheets:

	June 30,			December 31,
	2026			2025
$ in thousands	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$—	$—	$—	$184,465	$(3,469)	$180,996
Software	477	(75)	402	613	(37)	576
Total definite-lived intangible assets	$477	$(75)	$402	$185,078	$(3,506)	$181,572
During the second quarter of 2026, the Company identified indicators of impairment for its definite-lived intangible assets, the La Porte Demonstration Facility, and certain other assets (the “Developed Technology Asset Group”).
As discussed in Note 12 — Related Party Transactions, during the first half of 2026, the Company and Baker Hughes agreed to temporarily suspend development activities under the BHES JDA (as defined in Note 12) while Baker Hughes evaluated the development and commercialization of the industrial-scale Oxy-Combustion Cycle technology. During the suspension period, the Company and Baker Hughes engaged in negotiations related to the future development and commercialization of the industrial-scale Oxy-Combustion Cycle technology. As of June 30, 2026, the terms of the indefinite suspension of the BHES JDA were substantially negotiated, giving rise to the impairment and other effects described in Note 6 — Property, Plant, and Equipment, Note 12 — Related Party Transactions, and Note 14 — Commitments and Contingencies. As of the date these condensed consolidated financial statements were issued, the Company and BHES had not executed definitive amendments to the BHES JDA or the related Commercial Agreement or License Agreement. Development activities under the BHES JDA remain suspended, and the parties have continued to operate consistent with the suspension arrangements while negotiating. Baker Hughes’ exclusive rights with respect to the La Porte Demonstration Facility remain in effect.
The Company determined that triggering events had occurred requiring an impairment assessment of its Developed Technology Asset Group as a result of (i) the Company’s determination during the second quarter of 2026 that development of the Oxy-Combustion Cycle under the BHES JDA would not resume, which the parties had not formalized in definitive agreements as of the date these condensed consolidated financial statements were issued, and (ii) the Company had no current plans as of June 30, 2026, and has no current plans, to continue development of the Oxy-Combustion Cycle technology. Accordingly, any recovery of the carrying value would be contingent upon a sale of all or part of the Oxy-Combustion Cycle intellectual property and the Company’s improvements, equipment and lease interests at the La Porte Demonstration Facility. There can be no assurance that any transaction will be agreed or consummated, or as to its terms or timing.
Management determined that no value should be ascribed to the Developed Technology Asset Group based on the following factors: (i) the indefinite suspension of further development of the Oxy-Combustion Cycle technology under the BHES JDA, (ii) there are no current plans to resume development of the Company’s Oxy-Combustion Cycle technology, and (iii) uncertainty as to whether any disposal transaction to sell all or part of the Developed Technology Asset Group will be consummated. Accordingly, the Company recognized a full impairment of the Developed Technology Asset Group of $193.7 million during the three and six months ended June 30, 2026. The impairment loss is included in impairment and other charges on the condensed consolidated statements of operations and comprehensive loss.
The following table details the recognition of long-lived asset impairment for the three and six months ended June 30, 2026:

$ in thousands	Impairment
Intangible assets, net	$176,110
Property, plant, and equipment, net	17,391
Operating lease right-of-use assets	207
Total	$193,708
The following table presents the Company’s estimated amortization expense for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Amortization expense	$2,636	$16,960	$5,236	$33,820

The Company does not own or control any intangible assets with indefinite useful lives. The following table presents estimated amortization expense for the next five years and thereafter (in thousands):

Remaining 2026	$71
2027	143
2028	143
2029	44
2030	1
Total	$402
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.
NOTE 6 — Property, Plant, and Equipment
The following table summarizes the key classifications of property, plant, and equipment included in the condensed consolidated balance sheets:

	June 30,	December 31,
$ in thousands	2026	2025
Furniture and equipment	$94	$132
La Porte Demonstration Facility	—	13,484
Assets acquired under finance lease	—	45
Construction-in-progress	23,321	20,062
Total property, plant, and equipment, gross	23,415	33,723
Accumulated depreciation and amortization	(23)	(965)
Total property, plant, and equipment, net	$23,392	$32,758
As of June 30, 2026, construction-in-progress consisted primarily of deposits on gas turbine equipment for Project Permian Phase I. Of the impairment recognized during the second quarter of 2026, $17.4 million was allocated to property, plant, and equipment of the Developed Technology Asset Group. Refer to Note 5 — Goodwill and Intangible Assets for discussion of the impairment of the Developed Technology Asset Group recognized during the second quarter of 2026.
During the first quarter of 2025, as a result of management’s assessment of the probability of the construction of the first utility-scale plant incorporating of the Oxy-Combustion Cycle (“SN1”), $56.1 million of costs previously included in Construction-in-progress were expensed. This amount is included in impairment and other charges in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
The following table presents the Company’s depreciation and amortization expense for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Depreciation and amortization expense	$724	$4,627	$1,451	$9,374
The Company regularly evaluates whether events or changes in circumstances warrant a revision to the remaining estimated useful lives of its long-lived assets.

NOTE 7 — Accrued Liabilities
Accrued liabilities in the condensed consolidated balance sheets consist of the following:

	June 30,	December 31,
$ in thousands	2026	2025
Professional fees	$2,108	$1,617
Incentive compensation	1,355	3,347
Severance costs	563	—
Capital expenditures	142	410
Franchise tax	36	546
Accrued project expenses	24	460
Other accrued liabilities	636	1,185
Total accrued liabilities	$4,864	$7,565
NOTE 8 — Redeemable Non-Controlling Interests in Subsidiary
The following table presents the Company and the non-controlling interest (“NCI”) ownership percentage of the membership interests in OpCo as of the following periods:

	June 30,	December 31,
	2026	2025
Non-controlling interest holders	60.7%	62.2%
NET Power Inc.	39.3%	37.8%
The Company measures redeemable NCI each quarter at the higher of its book value or its redemption value. As of June 30, 2026, the Company measured redeemable NCI at redemption value. As of December 31, 2025, the Company measured redeemable NCI at book value. The adjustment to record redeemable NCI at book or redemption value is recorded through additional paid-in capital on the condensed consolidated statements of shareholders' equity and mezzanine shareholders' equity.
OpCo’s net loss before income tax was attributed to redeemable NCI holders at 60.6% and 61.2% for the three and six months ended June 30, 2026. OpCo’s net loss before income tax was attributed to redeemable NCI holders at 64.4% and 64.4% for the three and six months ended June 30, 2025.
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
The following table presents the aggregate share-based compensation expense, net of forfeitures, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Share-based compensation expense	$1,976	$13,907	$10,817	$24,103
During the first quarter of 2026, the Company modified certain unvested restricted stock units and unvested stock options to accelerate vesting in connection with employee terminations, which would have otherwise been forfeited upon separation (refer to Note 13 — One-time Employee Termination Costs). The Company determined the acceleration of the unvested awards constituted a Type III modification, as defined in ASC Topic 718, Share-Based Payments (“ASC 718”), as the expectation of the awards’ vesting changed from improbable to probable, resulting in a new measurement of compensation expense. During the three and six months ended June 30, 2026, the Company recognized additional share-based compensation expense of $0.2 million and $1.4 million related to the accelerated vesting of awards as a result of employee terminations.
Restricted Stock Units
As of June 30, 2026, there was $5.1 million of unrecognized share-based compensation expense related to unvested restricted stock units (“RSUs”), which the Company expects to recognize over a weighted-average period of 2.3 years.
The following table presents a summary of RSU activity during the six months ended June 30, 2026:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	3,476	$7.35
Granted	2,257	1.54
Vested	(627)	4.36
Forfeited	(223)	2.77
Unvested, end of period	4,883	$5.26
Performance Stock Units
As of June 30, 2026, there was $1.2 million of unrecognized share-based compensation expense related to unvested performance stock units (“PSUs”), which the Company expects to be recognized over a weighted-average period of 2.5 years.
The following table presents a summary of PSU activity as of June 30, 2026 and the changes during the six months ended June 30, 2026:

In thousands, except per share data	Quantity	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	322	$6.00
Granted	426	2.44
Forfeited	(60)	4.72
Unvested, end of period	688	$3.91
A portion of payments for services under the BHES JDA is settled in equity; refer to Note 12 — Related Party Transactions for additional information.
NOTE 10 — Loss per Share
Basic loss per share attributable to shareholders is calculated by dividing net loss attributable to shareholders by the weighted-average number of shares outstanding during the period. Diluted loss per share attributable to shareholders includes the effect of potentially dilutive common shares outstanding.

The following table sets forth the computation of the Company’s basic and diluted loss per share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2026	2025	2026	2025
Numerator
Net loss after income tax	$(206,932)	$(82,047)	$(232,741)	$(455,633)
Net loss attributable to NET Power Inc.	$(80,291)	$(28,142)	$(90,148)	$(147,492)
Denominator
Weighted-average number of shares outstanding, basic and diluted	88,405	77,699	86,895	77,350
Loss per share attributable to shareholders, basic and diluted	$(0.91)	$(0.36)	$(1.04)	$(1.91)
Only shares of Class A Common Stock participate in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to the Class A Common Stock based on the weighted-average number of shares of Class A Common Stock outstanding for the three and six months ended June 30, 2026 and 2025.
Based on the amounts outstanding at June 30, 2026 and 2025, the Company excluded the following financial instruments from the computation of diluted loss per share because their inclusion would be anti-dilutive:

In thousands	June 30,
Anti-Dilutive Instruments	2026	2025
Public Warrants	8,621	8,621
Private Placement Warrants	10,900	10,900
Vested Class A OpCo Units	137,019	142,331
Unvested RSUs	3,626	2,273
Unvested PSUs	688	322
Make-Whole Awards	1,257	1,257
Stock Options	6,446	6,506
BHES Bonus Shares	—	2,068
Earnout Shares	—	329
Total	168,557	174,607

NOTE 11 — Income Taxes
The Company recognized income tax expense of less than $0.1 million for the three and six months ended June 30, 2026, resulting in an effective tax rate (“ETR”) of 0%, compared to a deferred income tax benefit of $1.6 million and $1.2 million based on an annualized ETR of 2.0% for the three and six months ended June 30, 2025.
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
NOTE 12 — Related Party Transactions
The following table summarizes the related party transactions included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Master services agreement administrative costs	$33	$42	$61	$69
General and administrative	$33	$42	$61	$69

Master services agreement costs for the La Porte Demonstration Facility	$311	$668	$559	$1,254
BHES JDA	(90)	20,178	12,917	38,005
Research and development	$221	$20,846	$13,476	$39,259

BHES Limited Notice to Proceed	—	19,533	$—	$19,533
Project development	$—	$19,533	$—	$19,533
The Company had $7.0 million and $37.3 million in current liabilities payable to related parties as of June 30, 2026 and December 31, 2025, respectively, on the condensed consolidated balance sheets related to the following services. These related party payables are unsecured and are due on demand.
Master Services Agreements
A significant shareholder provides the Company with patent administration services related to the development of the Oxy-Combustion Cycle technology. These totals are included in general and administrative on the condensed consolidated statements of operations and comprehensive loss.
Another shareholder supports the Company with regard to general business oversight and with the operation of the La Porte Demonstration Facility. On June 30, 2026, this shareholder notified the Company that it is terminating all outstanding work orders under the related master services agreement, effective December 26, 2026. These totals are reflected in research and development on the condensed consolidated statements of operations and comprehensive loss.

BHES JDA
On February 3, 2022, the Company and BHES entered into the Original JDA, which was subsequently amended and restated on June 30, 2022 and December 13, 2022 with BHES to invest in, develop, and deploy the Oxy-Combustion Cycle technology in collaboration with the Company (as amended and restated, the “BHES JDA”). The BHES JDA is settled in cash and issuances of equity in exchange for services related to the development and commercialization of the Oxy-Combustion Cycle technology. The Company records the expense for services provided by BHES within research and development on the condensed consolidated statements of operations and comprehensive loss.
In January 2026, the Company agreed to temporarily suspend development activities under the BHES JDA, which covered joint development of turboexpander equipment for utility-scale application of the Oxy-Combustion Cycle, from the December 31, 2025 effective date through March 31, 2026 (the “BHES JDA Suspension Agreement”), which was subsequently extended through June 30, 2026 pursuant to the BHES JDA Variation Agreement No. 1 and BHES JDA Variation Agreement No. 2. During the suspension period, the Company and BHES engaged in negotiations regarding potential amendments to the BHES JDA. The Company is obligated to reimburse BHES for costs incurred to terminate certain third-party supplier and subcontractor purchase orders and, subject to a $3.0 million cap, for certain other costs resulting or arising from the suspension.
As of June 30, 2026, the terms of the indefinite suspension of the BHES JDA were substantially negotiated, giving rise to the impairment and other effects described in Note 5 — Goodwill and Intangible Assets, Note 6 — Property, Plant, and Equipment, and Note 14 — Commitments and Contingencies. As of the date these condensed consolidated financial statements were issued, the Company and BHES had not executed definitive amendments to the BHES JDA or the related Commercial Agreement or License Agreement. Development activities under the BHES JDA remain suspended, and the parties have continued to operate consistent with the suspension arrangements while negotiating. Baker Hughes’ exclusive rights with respect to the La Porte Demonstration Facility remain in effect.
The portion of BHES JDA costs that the Company pays with Class A OpCo Units and shares of Class B Common Stock is recorded within additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statements of shareholders' equity and mezzanine shareholders' equity. The following table displays the expense recognized in the condensed consolidated statements of operations and comprehensive loss for shares distributed as payment for services rendered under the terms of the BHES JDA during the periods described below:

	Quantity		Expense Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
in thousands	2026	2025	2026	2025
Class A OpCo Units	—	1,562	$—	$10,323
Class B Common Stock	—	1,562	—	—
Total			$—	$10,323

	Quantity		Expense Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Class A OpCo Units	909	2,809	$6,011	$18,570
Class B Common Stock	909	2,809	—	—
Total			$6,011	$18,570

Shares issued as payment under the terms of the BHES JDA were issued at a discount that resulted in inception-to-date losses to the Company of $16.2 million. Following the suspension arrangements, the Company does not expect to make additional equity issuances under the BHES JDA other than in respect of final billings and other surviving obligations under those arrangements.
During the first quarter of 2026, the Company incurred $9.6 million related to reimbursement of costs incurred by BHES to terminate certain third-party supplier and subcontractor purchase orders entered into by BHES in furtherance of the BHES JDA scope. As of June 30, 2026, the amounts due to BHES related to these reimbursements remained outstanding.
If the volume-weighted average price of the Company’s stock for ten consecutive trading days (“10-Day VWAP”) immediately preceding the payment date for services under the BHES JDA is less than $4.00 per share (the “Floor Price”), an incremental cash payment is required for the difference between the 10-Day VWAP and the Floor Price (the “BHES JDA Make-Whole Payment”). As of June 30, 2026 and December 31, 2025, the Company had $2.1 million and $2.8 million in current liabilities payable to related parties on the condensed consolidated balance sheets related to the BHES JDA Make-Whole Payment. During the three months ended June 30, 2026, the Company did not incur expenses related to the BHES JDA Make-Whole Payment. During the six months ended June 30, 2026, the Company incurred expenses of $2.1 million related to the BHES JDA Make-Whole Payment. During the three and six months ended June 30, 2025, the Company incurred expenses of $1.4 million and $3.9 million related to the BHES JDA Make-Whole Payment.
NOTE 13 — One-time Employee Termination Costs
During the three and six months ended June 30, 2026, the Company recognized $0.3 million and $4.8 million of employee termination costs related to workforce reductions, the six-month amount consisting of $3.4 million of severance costs and $1.4 million of accelerated share-based compensation expense. For the six months ended June 30, 2026, these costs are included in general and administrative, research and development, and sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss, totaling $3.1 million, $1.2 million, and $0.5 million, respectively.
In April 2025, the Company terminated certain members of its management team. As a result of these terminations, the Company recognized $3.1 million in severance costs and approximately $1.1 million of costs related to the accelerated vesting of stock-based compensation during the second quarter of 2025.
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
On April 18, 2025, an alleged stockholder, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws against the Company, its Chief Executive Officer, President and Interim Chief Financial Officer, its former Chief Financial Officer and its former President and Chief Operating Officer (collectively, the “Defendants”) in the United States District Court for the Middle District of North Carolina (the “Complaint”). The Complaint purports to bring a federal securities class action on behalf of a class of persons and entities other than the Defendants who acquired the Company’s securities between June 9, 2023 and March 7, 2025 and asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 23, 2026, the Court appointed a lead plaintiff (the “Plaintiff”) to represent the putative class and the Plaintiff filed an amended complaint with the Court on June 22, 2026 (the “Amended Complaint”). The Amended Complaint alleges, among other things, that the Defendants made materially false and misleading statements related to the Company’s business, operations and prospects, including the timing and costs of developing Project Permian. The Plaintiff seeks, among other things, certification of a class, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees. On August 6, 2026, the Company filed a motion to dismiss the Amended Complaint. As of the date of this Report, the motion has not been decided by the Court.
On May 29, 2025, an alleged stockholder of the Company filed a derivative suit on behalf of the Company against the Company’s Chief Executive Officer, President and Interim Chief Financial Officer, its former Chief Financial Officer, its former President and Chief Operating Officer and its board of directors in the United States District Court for the Middle District of North Carolina, asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws (the “Derivative Complaint”). These claims are predicated on the same allegedly false and misleading statements regarding the time and capital needed to complete Project Permian that are the subject of the Amended Complaint outlined above. The Derivative Complaint has been stayed pending the resolution of the Amended Complaint.
The Company intends to vigorously defend against the claims brought in both matters. These matters are at an early stage. A lead plaintiff was appointed on April 23, 2026 and filed the Amended Complaint on June 22, 2026. As of the date of this Report, the Company's motion to dismiss the Amended Complaint is pending and has not been decided, discovery has not commenced, and no class has been certified. The Plaintiff has not specified an amount of alleged damages, and the Derivative Complaint has been stayed pending resolution of the Amended Complaint. For these reasons, and given the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that it may incur to resolve or settle these matters.
Asset Retirement Obligation
Under the terms of the lease for the La Porte Demonstration Facility, the Company is required to remove the La Porte Demonstration Facility and restore the land to post-clearing grade level. During the second quarter of 2026, the Company revised its expected decommissioning timing for the La Porte Demonstration Facility from June 2030 to June 2027, based on management’s expectations regarding the Company’s continued ownership and use of the Oxy-Combustion Cycle technology and the La Porte Demonstration Facility, as described in Note 5 — Goodwill and Intangible Assets. The revised estimate does not reflect any potential proceeds from, or transfer of obligations in, a possible sale transaction because no binding agreement had been executed as of June 30, 2026. As a result, the Company recognized an upward revision to the asset retirement obligation of $0.7 million as of June 30, 2026.
The following table reconciles the beginning and ending balances of the asset retirement obligation as of the dates presented:

	June 30,	December 31,
$ in thousands	2026	2025
Asset retirement obligation, beginning of period	$3,597	$3,265
Revision of estimate	714	—
Accretion expense	179	332
Asset retirement obligation, end of period	$4,490	$3,597
Unconditional Purchase Obligations
The Company has committed to purchase certain components and industrial machinery for use at Project Permian Phase I. The Company pays for these components in installments aligned to contractual milestones. In accordance with ASC Topic 440, Commitments, the Company does not recognize these commitments on the condensed consolidated balance sheets. As of June 30, 2026, the Company had $55.8 million of remaining asset purchase obligations, primarily for gas turbine equipment, through 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition and includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the forepart of this Quarterly Report on Form 10-Q (our “Quarterly Report”), in Part II, Item 1A Risk Factors in this Quarterly Report, and in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), as filed with the SEC on March 9, 2026.
The following MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report.
Overview
We are an energy technology and project development company focused on the development of natural gas power generation projects. Historically, our sole business has been the development of a novel oxy-combustion power generation system designed to produce reliable and affordable electricity from natural gas while capturing virtually all atmospheric emissions. As part of our strategic shift to meet growing market demand for reliable power on accelerated timelines, we have broadened our development activities to include traditional gas power generation equipment and PCC solutions. Our near-term commercial strategy prioritizes the rapid deployment of natural gas power generation to serve large-load customers, initially without carbon capture. We are engaged in ongoing negotiations with Entropy regarding one or more potential commercial arrangements relating to the deployment of its PCC Technology for projects we develop. The parties’ prior letter of intent has expired by its terms and has not been replaced, no definitive agreement has been executed, and either party may discontinue negotiations at any time. There can be no assurance that definitive agreements with Entropy will be executed on any particular terms, within any particular timeframe, or at all. We are not contractually committed to any single technology provider, and we continue to evaluate technology, partnership and project structures that support that strategy. We undertake no obligation to provide updates regarding the status of these negotiations except as required by applicable law. See Part II, Item 1A “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
Under our current strategy, our projects are expected to generate revenue from the sale of the products and attributes they produce, principally electricity and, where carbon capture is deployed, captured CO₂ and associated environmental attributes. If and to the extent carbon capture is deployed at Project Permian Phase I or any subsequent phase, captured CO₂ is intended to be sold or delivered for sequestration in connection with enhanced oil recovery operations in the Permian Basin or for other geologic storage. We have not entered into any definitive agreement for the sale, transportation, or sequestration of CO₂, and there can be no assurance that we will enter into any such agreement on acceptable terms or at all.

Beginning in the fourth quarter of 2025 and continuing through 2026, we repositioned our business around the commercial deployment of natural gas power generation equipment designed to accommodate post-combustion carbon capture technology in later phases. Currently, we do not have any plans to resume development of the Oxy-Combustion Cycle, nor do we expect the initial phase of Project Permian Phase I to include carbon capture. Consistent with these current plans, we have suspended development activities under the BHES JDA, we have adjusted our workforce in areas affected by these changes, and we have recognized a full impairment of the related developed technology assets (see Note 5 to our condensed consolidated financial statements).

Key Factors Affecting Our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to: our ability to negotiate and enter into binding power offtake agreements at prices and on terms sufficient to support project financing and a FID; the timing and outcome of grid interconnection processes, including ERCOT’s recently adopted batch framework for large-load interconnection and the verification and audit of data center projects directed by the Governor of Texas on August 3, 2026; the timing and outcome of air permitting for the generation configuration we ultimately select, the basis for which has not been confirmed and which may change if that configuration changes; the availability, cost, and delivery timing of gas turbines and related long-lead equipment, for which manufacturer backlogs currently extend multiple years; our ability to license PCC technology from Entropy or other providers; our ability to identify, acquire, or develop co-located load resources, including through land, interconnection queue positions, options, or co-development arrangements, and to obtain the related regulatory and interconnection approvals; potential supply chain issues, including as a result of tariffs or cost escalation; changes in tax policies and other incentives supporting carbon capture, including the federal tax credit available under Section 45Q of the Internal Revenue Code, as enhanced by the Inflation Reduction Act of 2022 and further amended by the One Big Beautiful Bill Act of 2025 (which, for facilities or equipment placed in service after July 4, 2025, provides credit values of up to $85 per metric ton for qualified carbon oxide used as a tertiary injectant in enhanced oil or natural gas recovery or otherwise utilized, in parity with secure geological storage), the value, transferability, and monetization of which are subject to evolving statutory and regulatory requirements; our access to the capital needed to finance the development of our projects; and development of competing energy technologies sooner or at a lesser cost than our products, including natural gas combined-cycle plants without carbon capture, renewable generation paired with battery energy storage systems and small modular nuclear reactors, many of which are being pursued by developers with greater financial resources and established customer relationships. Supply chain issues related to the manufacturing and transportation of key equipment, including as a result of tariffs imposed by the U.S. or other countries or other trade barriers, measures, or conflicts, including the ongoing conflicts in the Middle East, may lead to a delay in our commercialization efforts, which could impact our results of operations, financial condition and prospects. Also, currency fluctuations, inflation, tariffs, and other trade barriers, measures or conflicts may significantly increase freight charges, raw material costs and other expenses associated with our business, and such increased costs could materially and adversely affect our results of operations, financial condition and prospects.
Commencing Commercial Operations
We are developing our first commercial power generation project at the Project Permian site in West Texas. The project is being sized to accommodate up to approximately one gigawatt of power generation capacity, to be developed in phases, with the configuration, carbon capture scope and ancillary solutions for each phase dependent on customer requirements, commercial arrangements, equipment availability, and financing, and potentially including natural gas generation deployed in advance of, or without, carbon capture. Based on current market demand and the commercial feedback we have received, we do not expect to deploy post-combustion carbon capture in the initial phase of Project Permian. Development of the contemplated capacity would also require additional land and development rights beyond those we currently hold. We intend for the first phase of Project Permian to utilize gas-driven power generation equipment, including gas turbines; the carbon capture configuration of the project, including the scope and timing of any PCC deployment, will be determined in connection with definitive commercial arrangements and financing. On November 12, 2025, we entered into an agreement to purchase two modular gas turbine generator sets with nominal gross power of approximately 30 megawatts each for use in Project Permian Phase I.
We lease the Project Permian Phase I site from a subsidiary of Occidental Petroleum, which is a significant stockholder and a related party of the Company, under a lease that became effective December 1, 2024 and has a 60-month initial term, and that includes an option to purchase the leased premises.Our leasehold provides the acreage required to site the power generation equipment we have contracted to purchase and to support the initial phase of the project as currently configured, and the site is located within a larger ranch owned by affiliates of Occidental Petroleum. Developing the project beyond the initial phase would require additional land rights from those affiliates, which we have not obtained and which would be subject to negotiation and to their consent, and a co-located configuration would require additional or different site and land-use arrangements that we have not obtained. The Project Permian site is being designed with flexibility to meet potential customers’ needs. The project is being evaluated for the potential addition of carbon capture in later phases, which if deployed may be installed either concurrent with or subsequent to the installation of the accompanying gas power generation equipment. The engineering and cost of that capability have not been finalized. Carbon capture would be deployed subject to customer requirements, the availability of post-combustion carbon capture technology on acceptable terms, the availability of arrangements for the transportation, utilization or sequestration of captured carbon dioxide, none of which we have entered into, permitting, and financing. We may also seek to interconnect the project’s power generation facilities to the ERCOT grid, subject to the interconnection processes described in Part II, Item 1A.
We have not entered into a binding power offtake agreement, project-level financing agreement, or definitive site or land-use arrangement specific to a co-located configuration, and we have not made a final investment decision for Project Permian Phase I. There can be no assurance that we will enter into any such agreement, that Project Permian Phase I will be developed in the configuration or on the timeline described, or that carbon capture will be deployed at any phase of the project. Our development planning previously targeted a final investment decision as early as the second half of 2026. We no longer expect an FID to occur during 2026, and we have not established a new target date for FID or the commencement of commercial operations. Any FID will depend on, among other things, execution of one or more binding power offtake arrangements at pricing and other terms supportive of the project’s economics, and on obtaining the necessary site rights, financing, equipment, permits and other approvals. We do not expect to make an FID before such arrangements are executed. In order to meet prospective customer requirements for first power or more power than our current contracted equipment can deliver, we are evaluating whether to enter into additional commitments for power generation equipment and related long-lead items prior to FID and before execution of a binding power offtake agreement, as described under “Commitments and Contractual Obligations — Equipment Commitments Under Consideration” below. There can be no assurance as to the timing or outcome of the customer selection process, the FID process, or the product configuration, including its scope, cost or timing of project operations.
On August 3, 2026, the Governor of Texas directed the Public Utility Commission of Texas and ERCOT to conduct a comprehensive verification and audit of data center projects advancing through ERCOT’s interconnection process before additional data center projects are approved to move forward, and directed that projects failing to comply with applicable requirements be denied connection to the Texas grid. Our offtake process for Project Permian Phase I is directed primarily at data center developers and other large-load customers. That process, any requirements the Public Utility Commission of Texas or ERCOT may adopt in response, and any resulting legislation could extend the timelines on which prospective customers are able or willing to commit to binding power offtake arrangements, or could reduce the number of prospective customers able to proceed in ERCOT. We cannot predict the scope, duration, or outcome of that process. If it delays or prevents commitments by prospective customers, our final investment decision for Project Permian Phase I could be delayed could be further delayed or may not occur, and the timing of our capital requirements and project-level financing would be affected.
Key Components of Results of Operations
We are a pre-revenue, development-stage company. Because our historical spending was primarily directed toward the Oxy-Combustion Cycle, the La Porte Demonstration Facility and SN1, none of which we are actively developing today, our historical results may not be indicative of future results. The impairment of the Developed Technology Asset Group, suspension of the BHES JDA, workforce reductions and changes in project development activities materially affect comparability between periods.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		$ Change	% Change
$ in thousands	2026	2025
Operating expenses
General and administrative	$6,419	$13,578	(7,159)	(53)%
Sales and marketing	1,017	1,492	(475)	(32)%
Research and development	4,220	26,618	(22,398)	(84)%
Project development	1,126	27,198	(26,072)	(96)%
Impairment and other charges	193,708	—	193,708	n/a
Depreciation, amortization, and accretion	3,452	21,669	(18,217)	(84)%
Total operating expenses	209,942	90,555
Operating loss	(209,942)	(90,555)
Other income
Interest income, net	2,963	5,466	(2,503)	(46)%
Change in Earnout Shares liability and Warrant liability	46	1,415	(1,369)	(97)%
Other income	3	5	(2)	(40)%
Net other income	3,012	6,886
Net loss before income tax	(206,930)	(83,669)
Income tax (expense) benefit	(2)	1,622	(1,624)	(100)%
Net loss after income tax	(206,932)	(82,047)
Net loss attributable to non-controlling interests	(126,641)	(53,905)
Net loss attributable to NET Power Inc.	$(80,291)	$(28,142)

General and administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our general and administrative organization and professional fees for legal, accounting, information technology, and other consulting services. General and administrative expenses decreased by $7.2 million, or 53%, for the three months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily related to lower overall compensation expense due to headcount reduction during the first quarter of 2026. Additionally, during the second quarter of 2025, the Company terminated certain members of its executive management team, resulting in $3.1 million of severance costs and $1.1 million of accelerated share-based compensation. In addition, there were lower professional fees of $1.4 million primarily related to decreased engineering consulting and legal costs.
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related and consultant costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses decreased by $0.5 million, or 32%, for the three months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily related to lower compensation costs due to employee terminations during 2026.

Research and development
Research and development (“R&D”) expenses in the current period primarily reflect engineering and development of the Gas Power Product and Project Permian Phase I, whereas the prior-year period primarily reflected work on and testing of specific aspects of our technology at the La Porte Demonstration Facility. R&D expenses decreased by $22.4 million, or 84%, for the three months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily due to the Company suspending development activities under the BHES JDA in December 2025 resulting in a decrease of $20.3 million. Additionally, plant expenses were lower by $3.0 million due to the suspension of R&D at the La Porte Demonstration Facility in December 2025. This decrease was offset by higher engineering consulting costs of $0.8 million, primarily related to the development of the Gas Power Product. In June 2026, a shareholder that operates the La Porte Demonstration Facility notified us that it is terminating all outstanding work orders under its services agreement with us, effective December 26, 2026.
Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses decreased by $26.1 million, or 96%, for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was due to the Company ceasing development work and related expenditures for our first utility-scale power plant utilizing the Oxy-Combustion Cycle (“SN1”), during the fourth quarter of 2025, while continuing development of Project Permian Phase I. This decrease was partially offset by current-period costs related to Project Permian Phase I under the Gas Power Product strategy. For the three months ended June 30, 2025, the Company incurred $19.5 million under the BHESLimited Notice to Proceed (“LNTP”) related to certain milestones and $7.3 million of costs related to the development of SN1.
Impairment and other charges
During the second quarter of 2026, the Company determined that triggering events had occurred requiring an impairment assessment of its Developed Technology Asset Group as a result of the indefinite suspension of activities under the BHES JDA and related agreements between the Company and Baker Hughes, together with the Company’s plans to not continue development of the Oxy-Combustion Cycle technology. As previously disclosed in our Form 10-Q for the quarter ended March 31, 2026, the outcome of the negotiations with Baker Hughes could adversely affect the recoverability of the carrying value of the Developed Technology Asset Group. Additionally, the Company does not have any plans to continue development of the Oxy-Combustion Cycle technology; accordingly, any recovery of the carrying value would be contingent upon a sale of all or part of the Oxy-Combustion Cycle intellectual property and the Company’s improvements, equipment and lease interests at the La Porte Demonstration Facility. As a result, the Company recognized an impairment of $193.7 million for the three months ended June 30, 2026.
Depreciation, amortization, and accretion
Depreciation, amortization and accretion expenses consist primarily of depreciation on our La Porte Demonstration Facility and amortization of intangible assets. Depreciation, amortization and accretion expense decreased by $18.2 million, or 84%, for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to lower depreciation and amortization rates as a result of the long-lived assets impairment recognized during the third quarter of 2025.
Interest income, net
Interest income decreased by $2.5 million, or 46%, for the three months ended June 30, 2026, as compared to the same period in 2025. Interest income decreased due to lower interest-bearing cash and investment balances, partially offset by higher investment accretion.

Change in Earnout Shares liability and Warrant liability
The Change in Earnout Shares liability and Warrant liability relates to movements in fair value of earnout shares and warrants. The changes are primarily due to fluctuations in the market price of our Class A Common Stock and related volatility. Additionally, restrictions on transferability of the Earnout Shares expired during the second quarter of 2026.
Income tax (expense) benefit
The Company recognized income tax expense of less than $0.1 million for the three months ended June 30, 2026, compared to an income tax benefit of $1.6 million for the same period in 2025. During the first quarter of 2025, the Company moved out of a deferred tax liability and into an overall deferred tax asset position due to non-deductible book impairments. This deferred tax asset was offset by a valuation allowance. For the three months ended June 30, 2026, the Company has maintained the deferred tax asset position which was fully offset by a valuation allowance.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 60.6% of net loss before income tax for the three months ended June 30, 2026, as compared to 64.4% of net loss for the same period in 2025. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo Units for shares of Class A Common Stock, partially offset by the effect of Class A OpCo Units previously issued under the BHES JDA.

Results of Operations
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Six Months Ended June 30,
$ in thousands	2026	2025	$ Change	% Change
Operating expenses
General and administrative	15,305	22,270	(6,965)	(31)%
Sales and marketing	2,204	2,679	(475)	(18)%
Research and development	23,921	49,218	(25,297)	(51)%
Project development	2,130	31,687	(29,557)	(93)%
Impairment and other charges	193,708	415,897	(222,189)	(53)%
Depreciation, amortization, and accretion	6,866	43,356	(36,490)	(84)%
Total operating expenses	244,134	565,107
Operating loss	(244,134)	(565,107)
Other income
Interest income, net	6,307	11,345	(5,038)	(44)%
Change in Earnout Shares liability and Warrant liability	5,080	75,580	(70,500)	(93)%
Change in Tax Receivable Agreement liability	—	21,317	(21,317)	(100)%
Other income	8	6	2	33%
Net other income	11,395	108,248
Net loss before income tax	(232,739)	(456,859)
Income tax (expense) benefit	(2)	1,226	(1,228)	(100)%
Net loss after income tax	(232,741)	(455,633)
Net loss attributable to non-controlling interests	(142,593)	(308,141)
Net loss attributable to NET Power Inc.	$(90,148)	$(147,492)

General and administrative
General and administrative expenses decreased by $7.0 million, or 31%, for the six months ended June 30, 2026, as compared to amounts for the six months ended June 30, 2025. This decrease was primarily related to lower overall compensation expense due to a reduction in employee headcount. During the six months ended June 30, 2026, the Company terminated certain employees resulting in severance costs of $2.2 million and accelerated stock-based compensation of $0.9 million. During the second quarter of 2025, the Company terminated certain executive management resulting in $3.1 million in severance payments to these employees, as well as $1.1 million of stock-based compensation for related vesting accelerations. Additionally, professional fees decreased by $2.2 million, primarily for engineering consulting costs and legal services.

Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs and consultant costs directly associated with our sales and marketing activities, which include general publicity efforts for the Company. Sales and marketing expenses decreased by $0.5 million, or 18%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease was primarily attributable to lower employee headcount and professional fees.

Research and development
R&D expenses in the current period primarily reflect engineering and development of the Gas Power Product and Project Permian Phase I, whereas the prior period primarily reflected work and testing of specific aspects of our technology at the La Porte Demonstration Facility. R&D expenses decreased by $25.3 million, or 51%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease was primarily due to the Company suspending the development activities under the BHES JDA in December 2025 resulting in a decrease of $25.1 million. Additionally, plant expenses were lower by $5.0 million due to the suspension of R&D at the La Porte Demonstration Facility in December 2025. This decrease was offset by higher engineering consulting costs of $3.0 million, primarily related to the development of the Gas Power Product, as well as employee termination costs including $0.9 million of severance costs and $0.3 million of accelerated stock-based compensation. In June 2026, a shareholder that operates the La Porte Demonstration Facility notified us that it is terminating all outstanding work orders under its services agreement with us, effective December 26, 2026.

Project development
Project development expenses consist of labor expenses and fees paid to third parties developing commercial scale projects. Project development expenses decreased by $29.6 million, or 93%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease was due to the Company ceasing development work and related expenditures for SN1 during the fourth quarter of 2025, partially offset by current-period costs related to Project Permian Phase I under the Gas Power Product strategy. For the six months ended June 30, 2026, the Company incurred $0.4 million of costs related to Project Permian Phase I. For the six months ended June 30, 2025, the Company incurred $19.5 million under the BHES LNTP related to certain milestones and $11.1 million of costs related to SN1.

Impairment and other charges
During the second quarter of 2026, the Company determined that triggering events had occurred requiring an impairment assessment of its Developed Technology Asset Group as a result of the indefinite suspension of activities under the BHES JDA and related agreements between the Company and Baker Hughes, together with the Company’s plans to not continue development of the Oxy-Combustion Cycle technology. As previously disclosed in our Form 10-Q for the quarter ended March 31, 2026, the outcome of the negotiations with Baker Hughes could adversely affect the recoverability of the carrying value of the Developed Technology Asset Group. Additionally, the Company does not have any plans to continue development of the Oxy-Combustion Cycle technology; accordingly, any recovery of the carrying value would be contingent upon a sale of all or part of the Oxy-Combustion Cycle intellectual property and the La Porte Demonstration Facility. As a result, the Company recognized an impairment of $193.7 million for the six months ended June 30, 2026.
During the first quarter of 2025, the Company assessed its goodwill for impairment due to a change in the Company’s business plan and related sustained decrease in the Company’s market capitalization. As a result, the Company fully impaired goodwill for a loss of $359.8 million. Also in the first quarter of 2025, the Company expensed $56.1 million of costs associated with the construction of SN1 as management initiated a value engineering process to assess the project’s feasibility and optimize its design and temporarily paused further long-lead equipment releases.

Depreciation, amortization, and accretion
Our depreciation, amortization, and accretion expenses consist primarily of depreciation on our La Porte Demonstration Facility and amortization of intangible assets. Depreciation, amortization, and accretion expense decreased by $36.5 million, or 84%, for the six months ended June 30, 2026, as compared to amounts for the same period in 2025, primarily due to lower depreciation and amortization rates as a result of the long-lived asset impairment during the third quarter of 2025.

Interest income, net
Interest income decreased by $5.0 million, or 44%, for the six months ended June 30, 2026, as compared to amounts for the same period in 2025. This decrease was due to lower interest-bearing cash and investment balances, partially offset by higher investment accretion.

Change in Earnout Shares liability and Warrant liability
The Change in Earnout Shares liability and Warrant liability relates to movements in fair value of earnout shares and warrants. The changes are primarily due to fluctuations in the market price of our Class A Common Stock and related volatility. Additionally, restrictions on transferability of the Earnout Shares expired during the second quarter of 2026.

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

Income tax (expense) benefit
The Company recognized income tax expense of less than $0.1 million for the six months ended June 30, 2026, compared to an income tax benefit of $1.2 million for the same period in 2025. During the period ended June 30, 2025, the Company moved out of a deferred tax liability and into an overall deferred tax asset position due to non-deductible book impairments. This deferred tax asset was offset by a valuation allowance. For the period ended June 30, 2026, the Company has maintained the deferred tax asset position which was fully offset by a valuation allowance.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interest was 61.2% of net loss before income tax for the six months ended June 30, 2026, as compared to 64.4% of net loss for the six months ended June 30, 2025. The change in the non-controlling interests was due to exchanges by OpCo members of Class A OpCo Units for shares of Class A Common Stock, partially offset by the additional issuance of Class A OpCo Units under the BHES JDA.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and investments in highly liquid available-for-sale securities. Historically, our sources of liquidity have also included raising capital through the sale of equity. We may issue additional equity securities in the future, although our ability to raise capital through equity issuances on favorable terms is influenced by the market price of our Class A Common Stock, and, for so long as the aggregate market value of our common equity held by non-affiliates is below $75 million as of the applicable measurement dates, by limitations on primary offerings under our shelf registration statement, as described in Part II, Item 1A, and any future equity issuances at or near recent price levels would result in significant dilution to our existing stockholders. We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative costs and costs to develop and procure the equipment necessary for our projects.

The following table summarizes our liquidity position:

	June 30,	December 31,
in thousands	2026	2025
Cash and cash equivalents	$117,933	$199,430
Available-for-sale securities	190,437	176,704
Total liquidity	$308,370	$376,134
The available-for-sale securities are comprised of investment grade, fixed income securities. Additionally, our current liabilities were $17.6 million at June 30, 2026.
We believe we have the ability to manage our operating costs such that our existing liquidity will be sufficient to fund our obligations for the next 12 months following the filing of this Report. That conclusion is based on our existing obligations and commitments as of the date hereof and assumes that we would not enter into the additional equipment and/or construction commitments that would be necessary in advance of or in connection with a binding power offtake agreement and FID, including the additional pre-FID equipment commitments described under "Commitments and Contractual Obligations — Equipment Commitments Under Consideration, which we believe it is reasonably likely we will seek to enter into during the next 12 months and which would require additional capital during that period. We do not have sufficient committed capital to fund any such obligations or commitments or the additional project-level capital requirements for Project Permian Phase I through commercial operation, and we would need to obtain project-level financing, additional equity, partner capital, or other financing sources. As of the date of this Report, no project-level financing, customer deposit or partner capital for Project Permian Phase I has been committed. There is no assurance that we will be able to obtain such financing on acceptable terms or at all. Beyond the next 12 months, our capital requirements will depend primarily on the pace and configuration of Project Permian Phase I and any subsequent phases, including commitments for gas turbines and other long-lead equipment, and we expect to fund those requirements through a combination of project-level financing, additional equity or equity-linked capital, partner capital, and cash on hand.
Cash Flow Summary
The following table shows our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
in thousands	2026	2025
Net cash used in operating activities	$(60,739)	$(44,974)
Net cash used in investing activities	$(21,846)	$(109)
Net cash used in financing activities	$(133)	$(99)
Operating Activities
Cash used in operating activities increased $15.8 million for the six months ended June 30, 2026, as compared to the same period in 2025. Our net cash used in operating activities to date has historically consisted primarily of payroll, materials and supplies, facilities expense, and professional services related to R&D, including the BHES JDA, and general and administrative activities. This change was primarily due to payment of $26.1 million in contract cancellation costs resulting from the Company terminating the BHES LNTP during the fourth quarter of 2025, which was paid in the first quarter of 2026. In addition, the Company suspended the development activities under the BHES JDA and suspended testing at our La Porte Demonstration Facility. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities increased $21.7 million as compared to the same period in 2025. Cash used in investing activities for the six months ended June 30, 2026 primarily reflects the investments in available-for-sale securities, along with capital expenditures related to Project Permian Phase I. Cash used in investing activities for the six months ended June 30, 2025 primarily reflects the maturity of the Company’s certificate of deposit and the reinvestment of those funds into available-for-sale securities, along with capital expenditures related to the La Porte Demonstration Facility and SN1 during the period in which costs were capitalized.
Financing Activities
Our cash used in financing activities was materially consistent for the six months ended June 30, 2026, as compared to the same period in 2025. Cash used in financing activities consists of finance lease obligation payments, income tax payments on vested share-based compensation awards, and issuance of Class A Common Stock.
Commitments and Contractual Obligations
Asset Retirement Obligation
We hold a lease for approximately 218,900 square feet of land under the La Porte Demonstration Facility. In addition, we have an oxygen supply agreement with the lessor to supply oxygen to the La Porte Demonstration Facility. The lease expires on the earlier of (i) January 1, 2031 and (ii) the termination of our oxygen supply agreement with the lessor. The term of the oxygen supply agreement expires on January 1, 2030 with automatic 12-month renewal terms. The oxygen supply agreement may be terminated by the lessor or by us upon 24 months’ written notice prior to the expiration date of its current term. The underlying lease requires the removal of all equipment and the obligation to restore the land to post-clearing grade level, which has resulted in the recognition of an asset retirement obligation liability of $4.5 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively.
As discussed in Note 14, during the second quarter of 2026 we revised the expected decommissioning timing for the La Porte Demonstration Facility to June 2027, based on the Company’s expectations regarding the continued ownership of its Oxy-Combustion Cycle technology assets.
Leases
The Company leases corporate office space in Durham, North Carolina, and Houston, Texas. The Company also leases land in West Texas for Project Permian from a subsidiary of Occidental Petroleum, which is a significant shareholder of the Company. Additionally, the Company leases two office trailers at the La Porte Demonstration Facility, as well as a warehouse, in La Porte, Texas.
As of June 30, 2026, future minimum lease payments attributable to the Company’s operating lease arrangements are approximately $3.9 million.
Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, we had not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Purchase Commitments
As of June 30, 2026, we have committed to purchase certain components of industrial machinery, primarily for use at Project Permian Phase I. The gross commitments totaled $79.6 million. As of June 30, 2026, there was $55.8 million remaining related to these commitments. These payments are due in installments aligned to contractual milestones through 2028. Of the remaining amount related to Project Permian Phase I, approximately $8.9 million is due during the 12 months following June 30, 2026 and approximately $46.6 million is due thereafter through 2028. We expect to fund the amounts due during the next 12 months from existing liquidity. No project-level financing is committed for the later amounts. These amounts exclude any additional pre-FID equipment commitments described in the following paragraph.
Equipment Commitments Under Consideration
We are also evaluating whether to enter into additional commitments for power generation equipment and related long-lead items in advance of executing a binding power offtake agreement and reaching FID. We have not entered into any such commitment as of the date of this Report, and we do not have committed customer deposits, partner capital or financing for any such commitment. Based on prospective customer requirements in our offtake process, we believe it is reasonably likely that we will seek to enter into one or more such commitments during the next 12 months, a portion of which would become payable during the next 12 months. If we enter into such commitments and Project Permian Phase I does not reach FID, we may be unable to recover all of our cost through resale or redeployment of the equipment.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 18, 2025, an alleged stockholder, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws against us, our Chief Executive Officer, President and Interim Chief Financial Officer, our former Chief Financial Officer and our former President and Chief Operating Officer (collectively, the “Defendants”) in the United States District Court for the Middle District of North Carolina (the “Complaint”). The Complaint purports to bring a federal securities class action on behalf of a class of persons and entities other than the Defendants who acquired our securities between June 9, 2023 and March 7, 2025 and asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 23, 2026, the Court appointed a lead plaintiff (the “Plaintiff”) to represent the putative class and the Plaintiff filed an amended complaint with the Court on June 22, 2026 (the “Amended Complaint”). The Amended Complaint alleges, among other things, that the Defendants made materially false and misleading statements related to our business, operations and prospects, including the timing and costs of developing Project Permian. The Plaintiff seeks, among other things, certification of a class, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees. On August 6, 2026, the Company filed a motion to dismiss the Amended Complaint. As of the date of this Report, the motion has not been decided by the Court.
On May 29, 2025, an alleged stockholder of the Company filed a derivative suit on behalf of the Company against our Chief Executive Officer, President and Interim Chief Financial Officer, our former Chief Financial Officer, our former President and Chief Operating Officer and our board of directors in the United States District Court for the Middle District of North Carolina, asserting claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws (the “Derivative Complaint”). These claims are predicated on the same allegedly false and misleading statements regarding the time and capital needed to complete Project Permian that are the subject of the Amended Complaint outlined above. The Derivative Complaint has been stayed pending the resolution of the Amended Complaint.
We intend to vigorously defend against the claims brought in both matters. These matters are at an early stage. A lead plaintiff was appointed on April 23, 2026 and filed the Amended Complaint on June 22, 2026. As of the date of this Report, the Company's motion to dismiss the Amended Complaint is pending and has not been decided, discovery has not commenced, and no class has been certified. The Plaintiff has not specified an amount of alleged damages, and the Derivative Complaint has been stayed pending resolution of the Amended Complaint. For these reasons, and given the inherent uncertainty of litigation, we are unable to estimate a reasonably possible loss or range of loss, if any, that we may incur to resolve or settle these matters. Please refer to Note 14 — Commitments and Contingencies for additional information regarding these claims.
Item 1A. Risk Factors
As a smaller reporting company, we are not required to provide the information called for by this Item. We are nonetheless providing the risk factors set forth below, which reflect risks associated with recent developments in our business and strategy. These risk factors supplement and, to the extent inconsistent, supersede the risk factors disclosed in Part I, Item 1A of our Annual Report, which you should also carefully consider. The risk factors below are not a complete statement of the risks we face.
We may be unable to negotiate and enter into binding power offtake agreements on acceptable terms, on our anticipated timeline, or at all, which would adversely affect our ability to reach a final investment decision and obtain project financing for Project Permian Phase I.
We are engaged in a process intended to result in one or more power offtake agreements for Project Permian Phase I. Discussions, indications of interest, requests for proposals, term sheets, memoranda of understanding and similar instruments do not constitute binding commitments unless and until definitive agreements are executed. If we are unable to execute binding power offtake agreements at prices and on terms sufficient to support project economics and financing, our final investment decision, construction commencement, and commercial operation dates could be delayed or may not occur, and our liquidity and capital requirements would be adversely affected. We also expect that any power offtake agreement we enter into would require us to provide substantial reciprocal credit support, in the form of cash, letters of credit or guarantees, scaled to the capacity committed and maintained through development, construction and operations, which would further reduce the liquidity available to us for other purposes.

Demand for the power we intend to sell is concentrated in a limited category of large-load customers whose electricity requirements depend on capital investment cycles that may not continue at current levels.
Our offtake process for Project Permian Phase I is directed primarily at data center developers, computing infrastructure providers and other large-load customers whose electricity requirements reflect sustained capital investment in computing capacity. That investment is concentrated among a limited number of counterparties and is discretionary. A reduction, deferral or geographic reallocation of capital spending by these counterparties (whether resulting from changes in expected returns on computing investment, financing conditions, technological developments that reduce power intensity per unit of computing output, siting, permitting or community opposition constraints, regulatory or governmental restrictions on the development or interconnection of data centers, including in ERCOT, or general economic conditions) could reduce the number of potential offtakers, extend negotiation timelines, or reduce the pricing, contract tenor or capacity commitments available to us. Because we expect to rely on long-term offtake agreements to support project-level financing, the concentration, contract tenor and creditworthiness of our counterparties will also affect our ability to obtain financing on acceptable terms. We may be unable to identify alternative customers for capacity developed in reliance on this demand.

Our business strategy has changed substantially, and our project configurations may include natural gas generation deployed in advance of, or without, carbon capture.
We have repositioned our business to focus on natural gas power generation for co-located large-load customers, initially without carbon capture, and we have indefinitely suspended development of the Oxy-Combustion Cycle. We do not currently expect the initial phase of Project Permian to include carbon capture, and any later deployment of carbon capture would depend on definitive technology, customer and financing arrangements. This repositioning reflects, among other things, current market conditions in which many prospective customers prioritize the speed and quantity of reliable power over carbon abatement and may be unwilling to pay a premium for lower-carbon power in the near term. The configuration, capacity and carbon capture scope of each phase of our projects, including Project Permian Phase I, will depend on our ability to in-license any necessary post-combustion carbon capture technology, customer requirements, commercial arrangements, equipment availability and financing, and may include natural gas generation deployed in advance of, or without, carbon capture. Our ability to deploy carbon capture technology at our projects is dependent on our ability to negotiate and enter into definitive commercial arrangements to license post-combustion carbon capture technology from Entropy or another provider. If we are unable to reach such definitive agreements, we may be unable to offer carbon capture at our projects, which would materially and adversely affect our business prospects.

We may be unable to realize any value from our Oxy-Combustion Cycle intellectual property and the La Porte Demonstration Facility, which have been fully impaired.
During the second quarter of 2026, we recognized a full impairment of the Developed Technology Asset Group, and those assets are carried at no value. We have no current plans to resume development of the Oxy-

Combustion Cycle, and any recovery of value would depend on a sale or other disposition of all or part of the Oxy-Combustion Cycle intellectual property and our improvements, equipment, and lease interests at the La Porte Demonstration Facility. We have not entered into any binding agreement for such a transaction, Baker Hughes' exclusive rights with respect to the La Porte Demonstration Facility remain in effect and may limit the terms or universe of potential counterparties, and there can be no assurance that any transaction will be agreed or consummated, or as to its terms or timing. In addition, we have revised the expected decommissioning timing for the La Porte Demonstration Facility to June 2027, and the actual timing and cost of decommissioning, or the treatment of those obligations in any disposition, may differ from our current estimates.
Our pursuit of co-located large-load projects exposes us to execution risks that are new to us and to governmental intervention in Texas, any of which may delay, restrict, or prevent our projects.
We are pursuing the development of power generation projects for co-located large-load facilities such as data centers. Activities of this type are new to us and may expose us to risks we have not previously borne including land acquisition and site-control risk, construction and counterparty risk, contractual performance risk, regulatory risk, and additional capital requirements at a time when we do not have sufficient committed capital to fund Project Permian Phase I through commercial operation. If a co-located facility requires grid-supplied power, whether as a supplement or as backup, we or our customer would be subject to large-load interconnection processes and to competition for available capacity, either of which could delay the project. We may also face competition for sites, interconnection positions, and end users from parties with substantially greater resources and relevant experience. We currently hold only a portion of the land rights required for the contemplated co-located configuration and broader build-out at Project Permian, and we have not obtained the additional land or development rights that configuration would require. If we do not obtain those rights on acceptable terms, Project Permian may be limited in size, delayed, reconfigured or not developed. To preserve schedule, we may also commit material capital to power generation equipment and related engineering before binding offtake, land, partner and project-financing arrangements are in place, and if a project does not proceed, a portion of those expenditures may not be recoverable. If these activities are unsuccessful, we could incur costs without corresponding benefit, and our results of operations, liquidity, and project timelines could be materially and adversely affected.
These processes are also subject to intervention by Texas state officials. On August 3, 2026, the Governor of Texas directed the Public Utility Commission of Texas and ERCOT to conduct a comprehensive verification and audit of all data center projects advancing through ERCOT’s interconnection process before any additional data center projects are approved to move forward, and directed that any project failing to comply with applicable requirements be denied connection to the Texas grid. The directive requires the collection of information from each data center project regarding public financial assistance received or expected, projected electricity consumption and any on-site generation, projected water consumption and cooling technology, measures to mitigate impacts on neighboring communities, and project ownership and control. The Governor has also indicated that he intends to work with the Texas legislature to address concerns regarding data centers.
We cannot predict the scope, duration, or outcome of this process, the requirements the Public Utility Commission of Texas or ERCOT may adopt in response, or any resulting legislation. The process may delay or prevent the interconnection of data centers and other large loads that we expect to serve, extend the timelines on which prospective customers are prepared to commit to power offtake, alter the criteria on which customers select sites, or reduce the number of prospective customers able to proceed in ERCOT. Any of these outcomes could delay or prevent our reaching a final investment decision for Project Permian Phase I, delay or prevent project-level financing, and adversely affect our business, financial condition, results of operations, and prospects.

Grid interconnection and related regulatory processes, including ERCOT’s recently adopted batch framework for interconnecting large loads, may delay or restrict our projects.
Our projects may require timely interconnection to the ERCOT grid and, for behind-the-meter configurations, may depend on the large-load interconnection processes applicable to co-located loads, whether those loads are developed, owned, or contracted for by our customers, our partners, or us. These processes are new, evolving, and subject to eligibility criteria, timelines, financial-security requirements, and allocation decisions outside of our control. Delays or adverse outcomes could delay project development, increase project costs, reduce the attractiveness of our projects to customers, and adversely affect our results.

We depend on the availability, cost and delivery timing of power generation equipment and related long-lead equipment.
Manufacturer backlogs for power generation equipment, including gas turbines, and related equipment currently extend multiple years. Although we have contracted for certain turbine equipment for Project Permian Phase I, changes in delivery schedules, cost escalation, supplier performance or the loss of reserved manufacturing slots could delay our projects and increase their cost, and replacement equipment may not be available on acceptable terms or timelines, or at all. Prevailing market prices for equipment comparable to the units we have contracted have increased materially since we contracted for them, and any additional equipment we procure is likely to cost more than the equipment we hold.

We do not have a binding agreement for the post-combustion carbon capture technology, which is an important pillar of our long-term strategy.
Our prior letter of intent with Entropy has expired by its terms and has not been replaced, and our discussions with Entropy are continuing on a non-binding basis. Either party may discontinue negotiations at any time, and any framework we agree is not expected to provide for exclusivity or an equity investment by us in Entropy. We have not agreed on the structure, scope, economics or timing of any definitive arrangement, and any definitive arrangement may require capital commitments, licensing fees or other payments in amounts and on timing that have not been determined. If we are unable to enter into definitive agreements on commercially acceptable terms, we would need to identify and qualify an alternative technology provider, which would require additional time and expense, may not be available on terms or timelines supporting our project schedules, and could prevent or delay carbon capture in later phases.

Our project economics depend in part on carbon capture tax credits, which are subject to availability, transferability, monetization and other restrictions.
The economics of projects incorporating carbon capture depend in part on federal tax credits, including the credit under Section 45Q of the Internal Revenue Code, the value, transferability and monetization of which are subject to statutory and regulatory requirements, including restrictions relating to foreign entities of concern. The credit value available with respect to any project will depend on, among other things, when the applicable facility or equipment is placed in service, whether prevailing wage and apprenticeship requirements are satisfied, and the manner in which captured CO₂ is stored, used, or otherwise disposed of, and legislation enacted in 2025 that increased certain credit values, including for CO₂ used in enhanced oil recovery, may be amended or repealed. If such credits are unavailable, reduced, restricted or cannot be efficiently monetized, our project economics and offtake pricing could be adversely affected.

Customers may not attribute value to carbon capture, and regulatory developments may reduce requirements that would otherwise support demand for lower-carbon generation.
Our long-term strategy contemplates that some customers may eventually value, and pay for, power generated with carbon capture. Our near-term strategy does not assume that customers will pay a premium for lower-carbon power, and the initial phase of Project Permian is not currently expected to include carbon capture. Recent development activity in our target markets has emphasized speed to power, available capacity and price, and certain large purchasers of electricity have modified or extended timelines associated with previously announced emissions commitments. In addition, federal greenhouse gas emission standards applicable to fossil fuel-fired electric generating units, and related greenhouse gas reporting requirements, are subject to pending regulatory action. If applicable emissions requirements are reduced or eliminated and customers do not independently attribute value to carbon capture, pricing available for lower-carbon power may not exceed pricing for conventional generation by an amount sufficient to recover the incremental capital and operating costs of carbon capture. In that event, we may deploy generation without carbon capture, defer carbon capture investment, or realize returns below those we currently anticipate.
We compete for customers, equipment and capital with substantially larger and better-capitalized participants, including participants pursuing gas generation with carbon capture.
Following the repositioning of our business, we compete directly with integrated energy companies, independent power producers, equipment manufacturers and developers pursuing natural gas generation for large-load customers, including projects incorporating carbon capture. Many of these participants have greater financial resources, lower costs of capital, established customer relationships, existing carbon dioxide transportation and sequestration infrastructure, priority access to constrained equipment manufacturing capacity, and the ability to commit capital in advance of securing offtake. We may be unable to compete successfully on schedule, price or credit terms.
We may be unable to obtain the capital required to develop our projects, and our share price, public float, and changed asset base may limit our access to capital, result in substantial dilution, and affect the continued listing of our securities.
Following the impairment of the Developed Technology Asset Group, our assets consist primarily of cash, cash equivalents and investments, and deposits on gas turbine equipment for Project Permian Phase I. We have no revenue, no binding power offtake agreement, and have not made a final investment decision for Project Permian Phase I, and we do not have sufficient committed capital to fund the project through commercial operation.
Our ability to raise equity capital depends on the market price of our Class A Common Stock and on the aggregate market value of our common equity held by non-affiliates. If and for so long as that value is below $75 million as of the applicable measurement dates under the instructions to Form S-3, the amount of securities we may sell in primary offerings under an effective shelf registration statement during any 12-month period is limited to a portion of that value. A decline in the market price of our Class A Common Stock would further reduce the capital available to us through such offerings, increase the dilution to existing stockholders resulting from any equity issuance, and could make equity financing unavailable on acceptable terms or at all. In addition, share-settled payments under the BHES JDA made when the ten-day volume-weighted average price of our Class A Common Stock is below $4.00 per share require incremental cash payments, as described in Note 12.
Our Class A Common Stock and warrants are listed on the New York Stock Exchange and are subject to its continued listing standards, including a requirement that the average closing price of a listed security not fall below $1.00 over a consecutive 30 trading-day period. The market price of our Class A Common Stock has been volatile. If we fail to satisfy applicable continued listing standards and do not cure the deficiency within the applicable period, our securities could be suspended from trading and delisted, which would further impair our access to capital and reduce the liquidity of our securities.
We are subject to the risk of becoming an investment company.
We are an energy technology and project development company. We are not primarily engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities; our historical development, our public representations and the activities of our officers and directors support the conclusion that we are an operating company. Under the Investment Company Act of 1940, as amended (the “ICA”), however, a company may be deemed an investment company if the value of its investment securities exceeds 40% of its total assets (excluding government securities and cash items) and no exception or safe harbor applies. Pending its use in our primary business, we invest cash, including cash obtained in connection with our 2023 merger, in highly liquid available-for-sale securities, including corporate bonds, to conserve capital and liquidity, and as a result of recently recognized impairment losses those securities constitute a larger portion of our total assets than previously. To maintain compliance with the ICA, we monitor the value of our investments, and we may need to divest securities, make investments that are less advantageous than if we did not have ICA concerns, or forgo otherwise desirable investments or transactions.
Rule 3a-2 under the ICA provides a one-year grace period for a transient investment company that has a bona fide intent to be engaged primarily in a non-investment business, but the grace period is available no more than once every three years and may not be available when we seek to rely on it, and reliance on it could require us to dispose of securities or limit our investments, joint ventures or other activities.
We intend to conduct our business so that we are not deemed an investment company, but there can be no assurance that we will succeed. If we were deemed an investment company, we would be required to register under the ICA, obtain exemptive relief, or modify our business and organizational structure to fall outside the definition. Registration would subject us to substantial regulation concerning management, operations, transactions with affiliates and portfolio composition, which would significantly affect our ability to operate as contemplated and could have a material adverse effect on our business, financial condition and results of operations. If we failed to register when required, we could be subject to monetary penalties or injunctive relief in an action brought by the SEC, and we could be unable to enforce contracts with third parties.
We are subject to a pending securities class action and a related stockholder derivative action, and may become subject to additional litigation or regulatory proceedings, any of which could result in substantial costs and divert management’s attention.
We are a defendant in a putative federal securities class action and a related stockholder derivative action, in each case arising from alleged misstatements concerning the timing and costs of developing Project Permian. These matters are described in Part II, Item 1, “Legal Proceedings,” and in Note 14 to our condensed consolidated financial statements. We intend to defend these matters vigorously, but we cannot predict their outcome, and we are unable to estimate a reasonably possible loss or range of loss.
Litigation of this type is expensive, may continue for years, and diverts the attention of management and other personnel from our business, regardless of outcome. An unfavorable ruling or a settlement could require us to pay substantial amounts, and our insurance may be insufficient, subject to significant retentions, or unavailable for some or all of these matters. We also have indemnification and expense-advancement obligations to our current and former officers and directors. The underlying events, these actions, or our disclosures regarding them could give rise to additional litigation or to inquiries or investigations by regulatory authorities.
Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also materially and adversely affect our business, financial condition, results of operations, and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no sales of unregistered equity securities during the three months ended June 30, 2026. We did not repurchase any of our equity securities during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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

3.1	Certificate of Incorporation of NET Power Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
3.2	Bylaws of NET Power Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 13, 2026                        NET Power Inc.

                                By:      /s/ Ned Leland Shuman
                                Name:     Ned Leland Shuman
                                Title:    Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)